Form 10KSB/A
period 1995-12-31
CITISAVE FINANCIAL CORP
filed 1996-07-29
CIK 942790

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

/X/        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

/ /            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from            to
                                         ----------    ---------------

                          Commission File No.: 0-13824

                       CITISAVE FINANCIAL CORPORATION
       --------------------------------------------------------------
               (Name of Small Business Issuer in Its Charter)


             LOUISIANA                                     72-1289214
  ------------------------------                    -----------------------
  (State or Other Jurisdiction                         (I.R.S. Employer
of Incorporation or Organization)                    Identification Number)

       665 FLORIDA STREET
     BATON ROUGE, LOUISIANA                                  70801
     ----------------------                           -------------------
(Address of Principal Executive Offices)                  (Zip Code)


       Issuer's telephone number, including area code:  (504) 383-4102

       Securities registered under Section 12(b) of the Exchange Act:

                                                      NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                             ON WHICH REGISTERED
- --------------------------------------              ------------------------
COMMON STOCK (PAR VALUE $.01 PER SHARE)              AMERICAN STOCK EXCHANGE


 Securities registered under Section 12(g) of the Exchange Act:  NOT APPLICABLE


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X   No
                                                               -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
/ /

Issuer's revenues for the fiscal year ended December 31, 1995:  $6.4 million.

As of March 15, 1996, the aggregate market value of the 857,038 shares of Common Stock of the Issuer held by non-affiliates, which excludes 107,669 shares held by all directors and officers of the Issuer as a group, was approximately $12.1 million. This figure is based on the closing sale price of $14.125 per share of the Issuer's Common Stock on March 15, 1996.

Number of shares of Common Stock outstanding as of March 15, 1996: 964,707

Transitional Small Business Disclosure Format (check one):  Yes        No  X
                                                               -----     -----

                      DOCUMENTS INCORPORATED BY REFERENCE

         (1) Portions of the Annual Report to Stockholders for the year ended December 31, 1995 are incorporated into Part II, Items 5 through 8 of this Form 10-KSB.

         (2) Portions of the definitive proxy statement for the 1996 Annual Meeting of Stockholders filed on March 14, 1996 are incorporated into Part III, Items 9 through 13 of this Form 10-KSB.

         The purpose of this amendment to the Form 10-KSB for CitiSave Financial Corporation (the "Company") is to include a revised audit opinion. The consolidated financial statements previously incorporated by reference from the Company's 1995 Annual Report to Stockholders, which annual report was filed as Exhibit 13.0 to the Company's initial Form 10-KSB for the year ended December 31, 1995, are included with the revised audit opinion in Exhibit 13.0 hereto. The pages included in Exhibit 13.0 hereto replace in their entirety pages 4 through 31, inclusive, of the 1995 Annual Report to Stockholders, which were also identified as pages E-21 through E-48, inclusive, in Exhibit 13.0 of the initial Form 10-KSB.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

         (a)  DOCUMENTS FILED AS PART OF THIS REPORT

         (1) The following financial statements are incorporated by reference from Item 7 hereof (see Exhibit 13):
                 Report of Independent Auditors
                 Consolidated Balance Sheets as of December 31
                   1995 and 1994
                 Consolidated Statements of Income for the Years Ended
                    December 31, 1995, 1994 and 1993
                 Consolidated Statements of Changes in Stockholders' Equity for
                    the Years Ended December 31, 1995, 1994 and 1993
                 Consolidated Statements of Cash Flows for the Years
                    Ended December 31, 1995, 1994 and 1993
                 Notes to Consolidated Financial Statements

         (2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission ("SEC") are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

         (3) The following exhibits are filed as part of this amended Form 10-KSB, and this list includes the Exhibit Index.

                                Exhibit Index

                                                                                          Page
                                                                                          ----
 2.1             Plan of Conversion                                                        *
 3.1             Articles of Incorporation of CitiSave Financial Corporation               *
 3.2             Bylaws of CitiSave Financial Corporation                                  *
 4.1             Stock Certificate of CitiSave Financial Corporation                       **
10.1             Employee Stock Ownership Plan                                             *
10.2             Employment Agreement among CitiSave
                   Financial Corporation, Citizens Savings Association, F.A. and
                   Lee F. Nettles dated July 14, 1995                                      **
13.0             1995 Annual Report to Stockholders***                                     E-21
21.0             Subsidiaries of the Registrant - Reference is made to "Item 2.
                   "Business" for the required information

- -------------------------------

(*) Incorporated herein by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-90546) filed by the Company with the SEC on March 22, 1995, as subsequently amended.

(**) Previously filed in the initial Form 10-KSB for the year ended December 31, 1995.

(***) The revised audit opinion and the consolidated financial statements are being filed in their entirety and replace pages E-21 through E-48, inclusive, in Exhibit 13.0 of the initial Form 10-KSB. The remaining pages of Exhibit 13.0 were unaffected.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   CITISAVE FINANCIAL CORPORATION



                                   By:   /s/ Lee F. Nettles
                                         -------------------------------------
                                         Lee F. Nettles
                                         Chairman of the Board, President and
                                         Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



 /s/ Lee F. Nettles                                         July 23, 1996
 --------------------------------------------
 Lee F. Nettles
 Chairman of the Board, President  and Chief
 Executive Officer


 /s/ Dr. Ernest D. Bateman, Jr.                             July 23, 1996
 ----------------------------------------
 Dr. Ernest D. Bateman, Jr.
 Director



 /s/ S. Pendery Gibbens, Jr.                                July 23, 1996
 ------------------------------------------
 S. Pendery Gibbens, Jr.
 Director

 /s/ Dr. Clarence B. Hackett                                July 23, 1996
 ----------------------------------------
 Dr. Clarence B. Hackett
 Director



 /s/ Howard L. Harvill                                      July 23, 1996
 ------------------------------------------
 Howard L. Harvill
 Director



 /s/ Wayne P. Hirschey                                      July 23, 1996
 -----------------------------------------
 Wayne P. Hirschey
 Director



 /s/ Ferd B. Kramer, Jr.                                    July 23, 1996
 ------------------------------------------
 Ferd B. Kramer, Jr.
 Director



 /s/ Frank D. McArthur, II                                  July 23, 1996
 -----------------------------------------
 Frank D. McArthur, II
 Director



 /s/ Charlotte H. Smith                                     July 23, 1996
 ------------------------------------------
 Charlotte H. Smith
 Director



 /s/ J. Larry Bellard                                       July 23, 1996
 -------------------------------------------
 J. Larry Bellard
 Senior Vice President and Controller
  (also chief financial officer)