Form 10QSB
period 1996-06-30
CITISAVE FINANCIAL CORP
filed 1996-08-13
CIK 942790

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  Form 10-QSB


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -------          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -------          SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from           to
                                                ---------    --------

                         Commission File Number 1-13824


                         CITISAVE FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


                Louisiana                                         72-1289214
       (State or other jurisdiction                          (I.R.S. Employer
    of incorporation or organization)                        Identification No.)

                665 Florida Street, Baton Rouge, Louisiana 70801
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (504)383-4102

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----

Shares of common stock, par value $.01 per share, outstanding as of June 30, 1996: 964,707

                         CitiSave Financial Corporation

                                  Form 10-QSB
                          Quarter Ended June 30, 1996

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

Item 1 - Financial Statements                                                                 Page
         Consolidated Statements of Financial Condition at
                 June 30, 1996 and December 31, 1995                                          3

         Consolidated Statements of Income For the Three and Six Months
                 Ended June 30, 1996 and 1995                                                 4

         Consolidated Statements of Stockholders' Equity for
                 the Six Months Ended June 30, 1996 and 1995                                  5

         Consolidated Statements of Cash Flows For the Six
                 Months Ended June 30, 1996 and 1995                                          6 - 7

         Notes to Consolidated Financial Statements                                           8 - 12

Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                          13 - 19

                                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                                    20

Item 2 - Changes in Securities                                                                20

Item 3 - Defaults Upon Senior Securities                                                      20

Item 4 - Submission of Matters to a Vote of Security Holders                                  20

Item 5 - Other Information                                                                    21

Item 6 - Exhibits and Reports on Form 8-K                                                     21

Signatures                                                                                    22

                         CitiSave Financial Corporation
                 Consolidated Statements of Financial Condition
                     as of June 30, 1996 and December 1995


                                                                  (UNAUDITED)                (UNAUDITED)
                                                                   JUNE 30,                  DECEMBER 31,
                                                                       1996                   1995
                                                                    -------------------------------------
ASSETS:                                                                     (In Thousands)
Cash and Cash Equivalents                                         $   1,278                $   1,022
Interest-Bearing Deposits in Other Institutions                       1,667                    2,914
                                                                     ------------------------------------
  Total Cash and Cash Equivalents                                     2,945                    3,936

Federal Funds Sold                                                      350                    5,000

Securities:
  Investment Securities held to maturity                             23,800                   22,521
         (Market Value $23,509, and $22,525)
  Mortgage-Backed Securities held to maturity                         2,344                    2,565
         (Market Value $2,337, and $2,575)
  Federal Home Loan Bank Stock                                          369                      358
                                                                     ------------------------------------
Total Securities                                                     26,513                   25,444

Insurance Accounts Receivable                                           149                       56
Loans Held for Sale                                                     413                        0
Real Estate Owned                                                        64                       39

Loans Receivable                                                     43,402                   41,792
    Less:  Allowance for Loan Losses                                    (71)                     (82)
                                                                     ------------------------------------
  Total Loans Receivable                                             43,331                   41,710
Accrued Interest Receivable                                             625                      531
Premises and Equipment                                                1,627                    1,369
Other Assets                                                            103                      116
Costs in Excess of Net Assets of Business Acquired                        8                       17
                                                                     ------------------------------------
Total Assets                                                      $  76,128                $  78,218
                                                                    =====================================

LIABILITIES & STOCKHOLDERS' EQUITY:
Deposits                                                          $  61,752                $  62,514
Accounts Payable                                                        331                      243
Advances from Borrowers for Taxes & Insurance                           175                       94
Federal Income Taxes:
      Current                                                            12                       16
       Deferred                                                         160                      160
Accrued Expenses & Other Liabilities                                    926                      854
                                                                     ------------------------------------
       Total Liabilities                                             63,356                   63,881

Minority Interest in Subsidiary                                          34                       37

Stockholders' Equity:
Stockholders' Equity:
  Common Stock, $.01 Par Value; Authorized
     10,000,000 Shares, 964,707 Issued Shares                            10                       10
  Paid-in Capital in Excess of Par                                    7,235                    9,144
  Retained Earnings                                                   6,187                    5,879
                                                                     ------------------------------------
                                                                     13,432                   15,033
  Less: Unearned ESOP Shares                                           (694)                    (733)
                                                                     ------------------------------------

    Total Stockholders' Equity                                       12,738                   14,300
                                                                     ------------------------------------
Total Liabilities & Stockholders Equity                             $76,128                 $ 78,218
                                                                     ====================================

The accompanying notes are an integral part of these financial statements.

                         CitiSave Financial Corporation
                       Consolidated Statements of Income
       For the Three and Six Months Ended June 30, 1996 and June 30, 1995

                                                                             (UNAUDITED)                       (UNAUDITED)
                                                                            QUARTER ENDED                    SIX MONTHS ENDED
                                                                       JUNE 30,        JUNE 30,            JUNE 30,       JUNE 30,
                                                                            1996     1995                     1996          1995
                                                                    ------------------------------      ----------------------------
                                                                                      (In Thousands, Except Per Share Data)
Interest Income:
    Loans                                                           $       916       $   832              $   1,836     $    1,610
    Investment Securities                                                   355           320                    664            659
    Mortgage-Backed Securities                                               39            44                     80             87
    Other Interest-earning Assets                                            79            42                    206             67
                                                                          ---------------------                ---------------------
        Total Interest Income                                             1,389         1,238                  2,786          2,423
                                                                          ---------------------                ---------------------

Interest Expense:
    Deposits                                                                635           632                  1,277          1,197
    Other Interest-bearing Liabilities                                        0             4                      0              4
                                                                          ---------------------                ---------------------
        Total Interest Expense                                              635           636                  1,277          1,201
                                                                          ---------------------                ---------------------

          Net Interest Income Before Provision
           for Loan Losses                                                  754           602                  1,509          1,222
   Provision for Loan Losses                                                  8             5                     15             10
                                                                          ---------------------                ---------------------
         Net Interest Income After Provision                                746           597                  1,494          1,212
                                                                          ---------------------                ---------------------
Noninterest Income:
    Insurance Agency Commissions                                            190           162                    391            354
    Rent Income                                                               1             1                      3              3
    Loan Fees and Service Charges                                            82            84                    162            168
    Gain on Sales of Loans                                                   28             6                     53              7
    Other                                                                     4             2                     10              8
                                                                          ---------------------                ---------------------
        Total Noninterest Income                                            305           255                    619            540
                                                                          ---------------------                ---------------------

 Noninterest Expense:
   Compensation and Benefits                                                387           378                    793            752
   Occupancy and Equipment Exp                                               82            92                    168            181
   Federal Insurance Premium                                                 38            36                     76             72
   Net Real Estate Owned Exp                                                 (1)           (1)                    (1)            (1)
   Other                                                                    213           116                    377            228
   Goodwill Amortization                                                      4             4                      8              8
                                                                          ---------------------                ---------------------
        Total Noninterest Expense                                           723           625                  1,421          1,240
                                                                          ---------------------                ---------------------

   Income Before Provision for Taxes &
        Minority Interest                                                   328           228                    692            512
   Income Taxes                                                             109            72                    224            159
                                                                          ---------------------                ---------------------

        Net Income Before Minority Interest                                 219           156                    468            353

   Minority Interest in Subsidiary                                           12             7                     26             21
                                                                          ---------------------                ---------------------
        Net Income                                               $          207    $      149              $     442     $      332
                                                                          =====================                =====================

Per Share:
        Net Income - Note 4                                      $         0.23        $   NA              $    0.50             NA
        Dividends-Note 4                                                   0.075           NA                   0.15             NA
        Special Distribution-Note 4                                        2.00            NA                   2.00             NA

The accompanying notes are an integral part of these financial statements.

                 CitiSave Financial Corporation and Subsidiary
                Consolidated Statements of Stockholders' Equity
                For the Six Months Ended June 30, 1996 and 1995


                                                      (Unaudited)            (Unaudited)
                                                          June 30,              June 30,
                                                            1996                   1995
                                               -------------------------------------------
                                                                      (In Thousands)
Common Stock:
    Balance-Beginning of Period                  $            10      $               0
                                                 --------------------------------------
    Balance-End of Period                                     10                      0
                                                 ======================================

Paid-In Capital in Excess of Par:
    Balance-Beginning of Period                 $          9,144       $              0
    Special Distribution-Note 4                           (1,929)                     0
    ESOP Shares Released for Allocation                       20                      0
                                                 --------------------------------------
    Balnce-End of Period                                   7,235                      0
                                                 ======================================

Retained Earnings:
    Balance-Beginning of Period                 $          5,879      $           5,178
    Net Income                                               442                    332
    Cash Dividends                                          (134)                     0
                                                 --------------------------------------
     Balance-End of Period                                 6,187                  5,510
                                                 ======================================

Unearned ESOP Shares:
    Balance-Beginning of Period                  $          (733)        $            0
    Shares Released for Allocation-Note 4                     39                      0
                                                 --------------------------------------
    Balance-End of Period                                   (694)                     0
                                                 ======================================

Total Shareholders' Equity                       $        12,738        $         5,510
                                                 ======================================

The accompanying notes are an integral part of these financial statements.

                 CitiSave Financial Corporation and Subsidiary
                      Consolidated Statement of Cash Flows
                For the Six Months Ended June 30, 1996 and 1995

                                                                    (Unaudited)           (Unaudited)
                                                                      June 30,              June 30,
                                                                         1996                1995
                                                                 ---------------------------------
                                                                               (In Thousands)
Cash Flow from Operating Activities:
Net Income                                                       $     442        $            332
Adjustments to Reconcile Net Income
  to Net Cash Provided by (Used in)
   Operating Activities:
      Provision for (Recovery of) Loan and
         Foreclosed Real Estate Losses                                 (19)                     10
      Provision for Depreciation and Amortization                       48                      55
      Other                                                              0                       0
      Increase (Decrease) in Minority Interest, Net                     (3)                     (4)
      Stock Dividends on Federal Home Loan Bank Stock                  (11)                     (5)
      Loans Originated for Sale                                     (4,124)                   (566)
      Sale of Loans                                                  3,711                     301
      Amortization (Accretion) of Securities
         Premiums (Discounts)                                          (24)                   (110)
      Changes in Assets and Liabilities:
         (Increase) Decrease in Insurance
        Accounts Receivable                                            (93)                     53
         (Increase) Decrease in Accrued Interest Receivable            (94)                     26
         (Increase) Decrease in Other Assets                            13                    (333)
         Increase (Decrease) in Accounts Payable                        88                     (40)
         Increase (Decrease) in Income Taxes Payable                    (4)                    (48)
         Increase (Decrease) in Accrued
             Expenses and Other Liabilities                             72                    (150)
                                                                 ---------------------------------

         Net Cash Provided by (Used in) Operating Activities             2                    (479)
                                                                 ---------------------------------


Cash Flows from Investing Activities:
       Proceeds from Sale of Premises and Equipment                     48                       0
        Purchase of Premises and Equipment                            (356)                    (89)
        Maturities of Investment Securities                         10,690                   9,250
        Purchase of Investment Securities                          (11,945)                 (2,976)
        Maturities of Mortgage-Backed Securities                       221                     143
         Net (Increase) Decrease in Federal Funds Sold              4 ,650                  (5,200)
         Net (Increase) Decrease in Loans                           (1,610)                 (3,357)
         Net Proceeds from Sales of Foreclosed Real Estate              58                       0
         Foreclosure Added                                             (64)                      0
                                                                 ---------------------------------

        Net Cash Provided by (Used in) Investing Activities          1,692                  (2,229)
                                                                 ---------------------------------

Cash Flows from Financing Activities:
      ESOP                                                              59                       0
      Dividends                                                       (134)                      0
      Special Distribution                                          (1,929)
      Net Increase (Decrease) in Demand
         Accounts, Ready Cash Accounts and
         Passbook Savings Accounts                                    (259)                 (1,863)
      Net Increase (Decrease) in
          Certificates of Deposit                                     (503)                  2,180
      Net Increase (Decrease) in Advances from Borrowers
         for Taxes and Insurance                                        81                      60
      Escrow Collected Related to Issuance of Stock                 ------                   8,876
                                                                 ---------------------------------

      Net Cash Provided by (Used in) Investing Activities           (2,685)                  9,253
                                                                 ---------------------------------



      Increase (Decrease) in Cash and Cash Equivalents                (991)                  6,545
      Cash and Cash Equivalents-Beginning of Period                  3,936                   1,045
                                                                 ---------------------------------

      Cash and Cash Equivalents-End of Period                    $   2,945              $    7,590
                                                                 =================================


      Supplemental Disclosures of Cash Flow Information
      Cash Payments for:
         Interest Paid to Depositors                             $   1,277              $    1,201
                                                                 =================================

         Income Taxes                                                  180                     159
                                                                 =================================


      Supplemental Schedules of Noncash Investing
         and Financing Activities:
              Transfers from Loans to Real Estate
                 Acquired through Foreclosure                           93                       0
                                                                 =================================

      Loans to Facilitate the Sale of Real Estate Owned                  0                     102
                                                                 =================================


The accompanying notes are an integral part of these financial statements.

                         CitiSave Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 June 30, 1996

Note 1 - Basis of Presentation -

         The accompanying consolidated financial statements for the period ended June 30, 1996 include the accounts of CitiSave Financial Corporation and its wholly owned subsidiary, Citizens Savings Association, F.A. (Citizens). Citizens Savings Association, F. A. has been consolidated with its wholly owned subsidiary, 665 Florida Street Corp. 665 Florida Street Corp. has been consolidated with Roberts and Eastland (a Louisiana partnership), of which it owns an 80% interest. Currently, the business and management of CitiSave Financial Corporation is primarily the business and management of the Association. The consolidated financial statements for all periods prior to July 14, 1995 include the accounts of Citizens Savings and Loan Association and its wholly owned subsidiary 665 Florida Street Corp. (formerly CitiSave Financial Corporation), which owns an 80% interest in and is consolidated with Roberts and Eastland. Roberts and Eastland is an insurance agency whose operations consist primarily of commissions and related expenses from the sale of insurance policies for various insurance companies. All significant intercompany transactions and balances have been eliminated in the consolidation. The minority interest's share of the net income of Roberts and Eastland has been properly reflected in these financial statements.

         The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.

Note 2 - Reorganization and Change of Corporate Form -

         In July 1995, Citizens Savings and Loan Association completed its reorganization into a federally chartered stock savings and loan association whereby Citizens Savings and Loan Association (i) converted its charter to a federal stock savings and loan association known as Citizens Savings Association, F.A., and (ii) concurrently issued all of its outstanding capital stock to the newly formed holding company, CitiSave Financial Corporation (the Company). As part of the Reorganization, which was accounted for in a manner similar to a pooling of interests method of accounting, the Company issued 964,707 shares of common stock, 77,177 shares of which were acquired by its Employee Stock Ownership Plan, and the Association issued 1,000 shares of $.01 par value common stock to the Company.

Note 3 - Employee Stock Ownership Plan -

         The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who have at least one year of service with the Company. The ESOP shares initially were pledged as collateral for its debt. The debt is being repaid based on a ten-year amortization and the shares are being released for allocation to active employees annually over the ten-year period. The shares pledged as collateral are deducted from stockholders' equity as unearned ESOP shares in the accompanying balance sheets.

         As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares.
Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of unearned ESOP shares. ESOP compensation expense was $59,000 for the six months ended June 30, 1996.

Note 4 - Dividends and Earnings Per Share -

         During the six-month period ended June 30, 1996, the Company declared dividends of $0.075 per share to be paid to shareholders of record on March 15, 1996 and June 15, 1996. The dividends were paid to shareholders on March 31, 1996 and June 28, 1996. The Company also declared a special return of capital-cash distribution of $2.00 per share paid to shareholders of record on June 15, 1996. The distribution was paid on June 28, 1996.

         This special distribution was authorized by a favorable private letter ruling received from the Internal Revenue Service whereby the portion of the distribution which exceeds the amount of the current or accumulated earnings and profits of CitiSave Financial Corporation for 1996, the taxable year of the distribution, is not a dividend, and will be applied against and reduce the shareholders' adjusted basis in the stock of CitiSave Financial Corporation.
On an interim basis, this distribution has been recorded as a reduction in Paid-In Capital. Its final disposition will be determined at December 31, 1996.

         The Company had earnings per share of $0.23 for the period from April 1, 1996 through June 30, 1996. The weighted average shares outstanding for this quarter was 893,365 shares. For the six-month period from January 1, 1996 through June 30, 1996, the Company earned $0.50 per share based on the weighted average shares outstanding of 892,396.

         The weighted average shares outstanding calculation was based on the issuance of 964,707 shares less unallocated ESOP shares held in the collateral account in each period. 1,938 ESOP shares were released from the collateral account on March 31, 1996, and another 1,938 shares were released from the collateral account on June 30, 1996. The allocation to ESOP participants is done on an annual basis.

Note 5 - Recent Developments -

         In August 1995, the FDIC established a new assessment rate schedule for financial institutions which are members of the Bank Insurance Fund ("BIF") of the FDIC with a premium range of .04% to .31% of deposits, while retaining the existing assessment rate of .23% to .31% of deposits applicable to SAIF-insured institutions. In announcing this premium reduction for BIF-insured institutions retroactive to May 1995, the FDIC noted that the premium differential may have adverse competitive consequences for SAIF members, including lesser earnings as compared to BIF-insured institutions.

         On November 14, 1995, the FDIC approved a final rule regarding deposit insurance premiums. The final rule reduces deposit insurance premiums for BIF member institutions to zero basis points (subject to a $2,000 minimum) for institutions in the lowest risk category, while holding deposit insurance premiums for SAIF members at their current levels (23 basis points for institutions in the lowest risk category). The reduction was effective with respect to the semiannual premium assessment beginning January 1, 1996. Accordingly, in the absence of further legislative action, SAIF members such as Citizens will be competitively disadvantaged as compared to commercial banks by the resulting premium differential.

         While the outcome of the proposed legislation cannot be predicted with certainty, it is likely that some kind of legislative or regulatory action will be undertaken that will impact Citizens' insured deposits. Based on June 30, 1995 deposits, a one-time special assessment of 85 basis points (which has been included in different legislative proposals) would result in Citizens paying approximately $544,000, gross of related tax benefits, if any. In addition, the enactment of such legislation may have the effect of immediately reducing the capital of SAIF-member institutions by the amount of the special assessment. Nevertheless, management does not believe that this one-time charge to Citizens, if incurred, will have a material adverse effect on the Company's consolidated financial condition.

         In light of the different proposals currently under consideration and the uncertainty of the legislative process generally, management cannot predict whether legislation reducing SAIF premiums and/or imposing a special one-time assessment will be adopted, or if adopted, the amount of the assessment, if any, that would be imposed on Citizens.

Note 6 - Subsequent Events

         A special stockholders' meeting was held on July 23, 1996 for the purpose of approving the following stock benefit plans:
         1) 1996 Key Employee Stock Compensation Program
         2) 1996 Directors' Stock Option Plan
         3) 1996 Management Recognition Plan for Officers and Trust
At that meeting, all of the above proposals were adopted and approved by the stockholders.

1996 Key Employee Stock Compensation Program

         This program was designed to attract and retain qualified personnel in key positions, provide key employees with a proprietary interest in the Company as an incentive to contribute to the success of the Company and reward key employees for outstanding performance and the attainment of targeted goals. An aggregate of 67,529 shares of authorized but unissued Common Stock of the Company has been reserved for future issuance under the Program. A total of 60,567 stock options were granted at July 23, 1996. These grants represented 89.7% of the total stock options approved. The exercise price for the key employee stock options was set at $13.875 per share on the date of the stockholder approval. These stock options are exercisable at anytime following the date the options were granted until ten years after the grant date.

1996 Directors' Stock Option Plan

         In order to attract and retain qualified directors for the Company and the Association, the Board of Directors and stockholders of the Company have adopted the 1996 Directors' Stock Option Plan. An aggregate of 28,941 shares of authorized but unissued Common Stock of the Company has been reserved for issuance under the Directors' Option Plan. On July 23, 1996, there were eight non-employee directors who were each granted 3,255 options. The exercise price for the stock options was set at $13.875 per share on the date of the stockholder approval. The directors' options will be exercisable at any time on or after six months following the date the options were granted until ten years after the date of the grant.

1996 Management Recognition Plan for Officers and Trust

         The objective of this plan is to enable the Company to provide officers and key employees with a proprietary interest in the Company as compensation for their contributions to the Company and its subsidiaries and as an incentive to contribute to the Company's future success. The approval of the stockholders allowed the Company to acquire 38,588 shares of Common Stock on behalf of the Officers' MRP in the open market on August 1, 1996 at $13.875 per share. The 32,847 shares of Common Stock granted pursuant to the Officers' MRP are in the form of restricted stock payable over a five year period at a rate of 20% per year, on each annual anniversary of the date the award was granted. The Company will recognize compensation expense as shares of Common Stock granted under this plan vest. The amount of compensation expense recognized is based upon the fair market value of the Common Stock at the date of grant to recipients ($13.875 per share).

Note 7- Allowance for Loan Losses

The following is a summary of the activity in the allowance for loan losses.

                                                 (Unaudited)
                                                Six Months Ended
                                         June 30, 1996  June 30, 1995
                                         -------------  -------------
                                                (In Thousands)
Balance at Beginning of Period               82            139
   Provision for Loan Losses                 15             10
    (Recovery of Loan Losses)                 5
   Charged-Off Loans                        (31)            (7)
                                             --            ---
Balance at End of Period                     71            142
                                             --            ---

     The Association had non-performing loans contractually past due 90 days or more totaling approximately $ 113,000 and $98,000 at June 30, 1996 and 1995
respectively.   Impairment of loans having recorded investments of $113,000 at
June 30, 1996 has been recognized in conformity with FASB Statement No. 114 as amended by FASB Statement No. 118. The total allowance for loan losses related to these loans was $22,607. The allowance for loan loss of $71,000 as of June 30, 1996 was .16% of the total loan portfolio and was 62.8% of the non-performing loan balance.

                 CitiSave Financial Corporation and Subsidiary

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion compares the consolidated financial condition of CitiSave Financial Corporation and Subsidiary at June 30, 1996 to December 31, 1995 and the results of operations for the three and six months ended June 30, 1996 with the same periods in 1995. Currently, the business and management of CitiSave Financial Corporation is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

Changes in Financial Condition

       Total assets decreased $2.1 million or 2.7% from $78.2 million at December 31, 1995 to $76.1 million at June 30, 1996. The decrease in assets is primarily due to decreases in total cash and cash equivalents and in federal funds sold, offset by an increase in the securities portfolio and an increase in loans receivable at June 30, 1996. The decrease in total assets was primarily due to the $1.9 million special distribution paid on June 28, 1996.

       Interest-earning assets in other institutions decreased from $2.9 million at December 31, 1995 to $1.7 million at June 30, 1996, as the excess liquidity was used to invest in higher yielding assets such as securities and loans. Federal funds sold decreased 93.0% from $5.0 million at December 31, 1995 to $350,000 at June 30, 1996.

       The securities portfolio increased 4.2% from $25.4 million at December 31, 1995 to $26.5 million at June 30, 1996, as the amount of investment securities purchased exceeded the amount maturing.

       Due to an increasingly strong loan demand in the Association's market area and increased marketing efforts on the part of the Association, the loan portfolio and the loans held for sale have increased over the past six months. The net loan portfolio increased $1.6 million or 3.9% from $41.7 million at December 31, 1995 to $43.3 million at June 30, 1996. In addition, loans held for sale were $413,000 at June 30, 1996. These increases were primarily single-family mortgage loans funded through the decrease in the federal funds sold and decrease in deposits.

       The premises and equipment of the Company increased by $258,000 as the Company continued construction of a new full service branch office. All regulatory and local authorities have approved these plans, and the Company anticipates completion of construction by the end of 1996. An estimated final cost of $575,000 is expected for the building.

       Total deposits have decreased $762,000 or 1.2% to $61.8 million at June 30, 1996 from $62.5 million at December 31, 1995.

       Total stockholders' equity decreased by $1.6 million during the past six months. Net income of $442,000 and the release of ESOP shares totaling $59,000 increased equity during the period. These increases were offset by cash dividends to stockholders during the quarter of $134,000 and a special cash distribution of $2 per share or $1.9 million. This special distribution was authorized by a favorable private letter ruling received from the Internal Revenue Service, whereby the portion of the distribution which exceeds the amount of the current or accumulated earnings and profits of the Company for 1996 is not a dividend, and will be applied against and reduce the shareholders' adjusted basis in the stock of the Company. On an interim basis, this distribution has been recorded as a reduction in Paid-In Capital. Its final disposition will be determined at December 31, 1996. Stockholders' equity at June 30, 1996 totaled $12.7 million compared to $14.3 million at December 31, 1995.

Regulatory Capital

       As of June 30, 1996, the Association's unaudited regulatory capital requirements are as indicated in the following table:

                                                          TANGIBLE               CORE                RISK-BASED
                                                          CAPITAL               CAPITAL               CAPITAL
                                                          -------               -------              ---------
                                                                         (Dollars In Thousands)
GAAP Capital                                               $ 10,296             $ 10,296                $10,296
Nonallowable Capital:
   Costs in Excess of Net Assets
      of Business Acquired                                       (8)                  (8)                    (8)

Additional Capital Items:
   General Valuation Allowances                                 ---                  ---                     56
                                                            -------              -------                 ------

Regulatory Capital Computed -                                10,288               10,288                 10,344

Minimum Capital Requirement                                   1,125                2,249                  2,711
                                                            -------              -------                 ------

Regulatory Capital Excess                                  $  9,163              $ 8,039                $ 7,633
                                                           ========              =======                =======

Regulatory Capital as a Percentage                           13.72%               13.72%                 30.52%

Minimum Capital Required
    as a Percentage                                           1.50%                3.00%                  8.00%
                                                            -------              -------                 ------

Regulatory Capital as a
   Percentage in Excess
      of Requirements                                        12.22%               10.72%                 22.52%
                                                            =======               ======                =======

         Based on the above capital ratios, the Association meets the criteria for a "well capitalized" institution at June 30, 1996. The Association's management believes that under the current regulations, the Association will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Association, such as increased interest rates or a downturn in the economy of the Association's area, could adversely affect future earnings and consequently, the ability of the Association to continue to exceed its future minimum capital requirements.

Results of Operations

         Net income increased by $110,000 or 33.1% for the six months ending June 30, 1996 compared to the same six-month period of 1995. The increase is primarily attributable to the increase in net interest income after provision for loan losses of $282,000 or 23.3%. Non-interest income increased $79,000 or 14.6%. The increase in non-interest income was primarily attributable to an increase of $47,000 in gain on sale of loans. This is due to the increasingly strong loan demand in the Association's market area.

         The increase in non-interest income was offset by an increase in total non-interest expense of $181,000 or 14.7%. In this category, compensation and benefits increased by $41,000 or 5.5%, which was primarily the result of contributing $59,000 to the ESOP, offset by a decrease in retirement expense of $19,000 for the Association's defined benefit plan which is being terminated in the current year because it was replaced by the ESOP. Other non-interest expense increased $149,000, primarily due to increased legal, accounting and printing expenses relating to preparing and filing the Annual Report and other SEC filings along with expenses the Company incurred related to its first annual stockholders' meeting in April and a special stockholders' meeting regarding its stock benefit plans in July 1996. In addition, since the Company is now a stock organization, La. Shares Tax and La. Franchise Tax have increased by a total of $41,000 during the six-month period ending June 30, 1996. The Association has also increased its advertising in order to increase name recognition and product awareness. The increase in income taxes of $65,000 or 40.9% is due to an increase in pre-tax income.

         For the three months ended June 30, 1996 compared to the three months ended June 30, 1995, net income increased $58,000 from $149,000 to $207,000 which is primarily due to the net interest income after provision for loan loss increase of $149,000 or 25.0%.

Net Interest Income

         The primary source of earnings is net interest income, which is the difference between income generated from interest-earning assets and interest expense from interest-bearing liabilities. The primary factors that affect net interest income are changes in the volume and type of interest-earning assets and interest-bearing liabilities, along with changes in market rates. Net interest income before provision for loan losses for the first six months of 1996 was $1.5 million, an increase of $287,000 or 23.5% over the same period of 1995.

This increase was primarily due to the increase in the loan portfolio of the Association and other interest-earning assets. Interest on other interest-earning assets for the six months increased $139,000 over the same period of 1995. Both increases are a result of the net proceeds of the stock conversion being invested. Interest rate spread is the yield of interest-earning assets minus the costs of interest-bearing liabilities. The Association's average interest rate spread for the six months ended June 30, 1996 was 3.16% compared to 3.31% for the same period in 1995. Net interest margin represents net interest income as a percent of average interest-earning assets. Net interest margin was 4.01% for the six months ended June 30, 1996 as compared to the 3.65% for six months ended June 30, 1995.

         The table of Average Balance Sheets and Interest Rate Analysis for the six months period ended June 30, 1996 and 1995 on page 17 and the corresponding table of Rate/Volume Analysis on page 18 detail the effect the change in average balances and the change in interest rates had on net interest income during the respective periods.

                        CitiSave Financial Corporation

               Average Balance Sheets and Interest Rate Analysis
                For the Six Months Ended June 30, 1996 and 1995

                                                                                          (Unaudited)
                                                                                  Six Months Ended June 30, 1996
                                                                                 ---------------------------------
                                                                                                          Average
                                                                                 Average                   Yield/
                                                                                 Balance      Interest      Rate
                                                                                 ---------------------------------
                                                                                        (Dollars In Thousands)

Interest-Earning Assets:
       Loans Receivable                                                       $   42,882    $   1,836      8.56  %
       Investment Securities                                                      21,115          664      6.29
       Mortgage-Backed Securities                                                  2,459           80      6.51
       Other Interest-Earning Assets                                               8,786          206      4.69
                                                                                --------    ---------    ----------
            Total Interest-Earning Assets                                         75,242        2,786      7.41
                                                                                            ---------    ----------
Noninterest Earning Assets                                                         3,283
                                                                                --------
            Total Assets                                                      $   78,525
                                                                                 =======

Interest-Bearing Liabilities:
       Passbook, NOW and Money Market Accounts                                $   18,420          192      2.08
       Certificates                                                               41,672        1,085      5.21
       Other Interest-Bearing Liabilities                                              0            0
                                                                              ----------    ---------    ------
            Total Interest-Bearing Liabilities                                    60,092        1,277      4.25
                                                                                            ---------    ------
Noninterest-Bearing Liabilities                                                    3,968
                                                                               ---------
            Total Liabilities                                                     64,060

Stockholders' Equity                                                              14,465
                                                                               ---------
            Total Liabilities and Stockholders' Equity                        $   78,525
                                                                               =========

Net Interest-Earning Assets                                                   $   15,150
                                                                               =========

Net Interest Income; Average Interest Rate Spread                                           $   1,509      3.16  %
                                                                                            =========    =========

Net Interest Margin                                                                                        4.01  %
                                                                                                         =========

Average Interest-Earning Assets to
      Average Interest-Bearing Liabilities                                                               125.21  %
                                                                                                        ==========

                                                                                  (Unaudited)
                                                                        Six Months Ended June 30, 1995
                                                                        -----------------------------------
                                                                                                  Average
                                                                        Average                     Yield/
                                                                         Balance      Interest     Rate
                                                                         ----------------------------------
                                                                               (Dollars In Thousands)

Interest-Earning Assets:
       Loans Receivable                                             $   36,288      $   1,610       8.87  %
       Investment Securities                                            24,786            669       5.40
       Mortgage-Backed Securities                                        2,786             87       6.25
       Other Interest-Earning Assets                                     3,094             57       3.68
                                                                     ---------        -------    ----------
            Total Interest-Earning Assets                               66,954          2,423       7.24
                                                                                      -------    ----------
Noninterest Earning Assets                                               3,573
                                                                     ---------
            Total Assets                                            $   70,527
                                                                     =========

Interest-Bearing Liabilities:
       Passbook, NOW and Money Market Accounts                      $   17,603            196       2.23
       Certificates                                                     42,344          1,001       4.73
       Other Interest-Bearing Liabilities                                1,239              4       0.65
                                                                      --------        -------    -------
            Total Interest-Bearing Liabilities                          61,186          1,201       3.93
                                                                                      -------    -------
Noninterest-Bearing Liabilities                                          3,964
                                                                      --------
            Total Liabilities                                           65,150

Stockholders' Equity                                                     5,377
                                                                      --------
            Total Liabilities and Stockholders' Equity              $   70,527
                                                                     =========

Net Interest-Earning Assets                                         $    5,768
                                                                     =========

Net Interest Income; Average Interest Rate Spread                                   $   1,222       3.31  %
                                                                                    =========     =========

Net Interest Margin                                                                                 3.65  %
                                                                                                  =========

Average Interest-Earning Assets to
      Average Interest-Bearing Liabilities                                                        109.43  %
                                                                                                 ==========

                         CitiSave Financial Corporation
                              Rate/Volume Analysis
            For the Six Months Ended June 30, 1996 vs. June 30, 1995
                                  (Unaudited)


                                                              --------------------------------------------------------
                                                                  Increase (Decrease)                         Total
                                                                        Due To                              Increase

                                                              --------------------------------
                                                                Rate              Volume                   (Decrease)

                                                              --------------------------------------------------------
                                                                              (In Thousands)

Interest-Earning Assets:
  Loans Receivable                                            $    -58    $          284             $         226
  Investment Securities                                            102              -107                        -5
  Mortgage-Backed Securities                                         4               -11                        -7
  Other Interest-Earning Assets                                     17               132                       149
                                                              --------------------------------------------------------
   Total Interest-Earning Assets                                    65               298                       363
                                                              --------------------------------------------------------
Interest-Bearing Liabilities:
  Passbook, NOW & Money
       Market Accounts                                             -13                 9                        -4
  Certificates of Deposit                                          100               -16                        84
  Other                                                           ----                -4                        -4
                                                              --------------------------------------------------------
Total Interest-Bearing Liabilities                                  87               -11                        76
                                                              --------------------------------------------------------
Increase (Decrease) in Net Interest Income                         -22               309                       287
                                                              ========================================================

Provision for Loan Losses

       For the six months ended June 30, 1996, the Association recorded a provision for loan losses in the amount of $15,000 compared to $10,000 for the six months ended June 30, 1995. The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. The allowance for loan loss was $71,000 at June 30, 1996 or .16% of the total loan portfolio. The allowance for loan loss as a percentage of non-performing loans at June 30, 1996 was 62.8%.

Liquidity

       The Association is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings institution maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. At June 30, 1996, the Association's liquidity was 40.0% or $22.3 million in excess of the minimum OTS requirement.

                         CitiSave Financial Corporation
                                  Form 10-QSB

                          Quarter Ended June 30, 1996

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:
          There are no matters required to be reported under this item.

Item 2 - Changes in Securities:
          There are no matters required to be reported under this item.

Item 3 - Defaults Upon Senior Securities:
          There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders.
            a) The annual meeting of stockholders was held on April 17, 1996.
            b) The following directors were elected for terms of three years expiring in 1999:
                      Dr. Ernest D. Bateman, Jr.
                      Howard L. Harvill
                      Frank D. McArthur, II
               Directors Whose Terms Expire in 1997:
                      S. Pendery Gibbens, Jr.
                      Dr. Clarence B. Hackett
                      Wayne P. Hirschey
               Directors Whose Terms Expire in 1998:
                      Lee F. Nettles
                      Ferd B. Kramer, Jr.
                      Charlotte H. Smith
            c) There were a total of 964,707 shares which could have been voted at this meeting, and 881,474 votes were represented at the meeting in person or by proxy. On proposal 1 to elect the slate of three directors, the results were as follows:
               872,229 votes for these nominees, 9,245 votes withholding authority and 83,233 shares not voting. On proposal 2, the ratification of the appointment of Hannis T. Bourgeois & Company, L.L.P. as the Company's independent auditors for the year ending December 31, 1996, the results were as follows:
               869,132 votes for this proposal, 4,400 votes against this proposal, 7,942 votes abstaining and 83,233 shares not voting. Of the total votes cast, 90.4% voted for Proposal 1 and 90.1% voted for Proposal 2. There were no broker non-votes on these proposals.

Item 5 - Other Information

                There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K:

                a) Exhibits:
                   The following exhibit is filed herewith:
                      Exhibit No.            Description
                      -----------            -----------
                           27.1              Financial Data Schedule
                b) Reports:
                   No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1996.

                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CITISAVE FINANCIAL CORPORATION
                                         Registrant



Date:   August 7,  1996                   /s/Lee F. Nettles
     ------------------------------      ----------------------------
                                         Lee F. Nettles
                                         Chairman of the Board,
                                         President and Chief Executive Officer


Date:   August 7,  1996                   /s/J. Larry Bellard
     ------------------------------      --------------------------
                                         J. Larry Bellard
                                         Sr. Vice-President and Controller