Form 10QSB
period 1996-09-30
CITISAVE FINANCIAL CORP
filed 1996-11-14
CIK 942790

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 -----
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

 -----   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from           to
                                              ---------    -------
                            Commission File Number 1-13824


                            CITISAVE FINANCIAL CORPORATION
                  (Exact name of issuer as specified in its charter)


             Louisiana                                     72-1289214
       (State or other jurisdiction                        (I.R.S. Employer
    of incorporation or organization)                      Identification No.)

                   665 Florida Street, Baton Rouge, Louisiana 70801
                       (Address of principal executive offices)

Issuer's telephone number, including area code: (504)383-4102

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No
                                      -----    -----

Shares of common stock, par value $.01 per share, outstanding as of Sept 30,
1996:  962,207. Transitional Small Business Disclosure Format:  Yes     No X
                                                                   ---    ---

                            CITISAVE FINANCIAL CORPORATION

                                     FORM 10-QSB
                           QUARTER ENDED SEPTEMBER 30, 1996

                            PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and
Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

ITEM 1 - FINANCIAL STATEMENTS                                           PAGE

    Consolidated Statements of Financial Condition at
                   September 30, 1996 and December 31, 1995             3

    Consolidated Statements of Income For the Three and Nine Months
         Ended September 30, 1996 and 1995                              4

    Consolidated Statements of Stockholders' Equity for
         the Nine Months Ended September 30, 1996 and 1995              5

    Consolidated Statements of Cash Flows For the Nine Months Ended
          September 30, 1996 and 1995                                   6 - 7

    Notes to Consolidated Financial Statements                          8 - 11

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           12 - 18

                             PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                              19

Item 2 - Changes in Securities                                          19

Item 3 - Defaults Upon Senior Securities                                19

Item 4 - Submission of Matters to a Vote of Security Holders            19

Item 5 - Other Information                                              19

Item 6 - Exhibits and Reports on Form 8-K                               20

Signatures                                                              21

                            CITISAVE FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      AS OF SEPTEMBER 30, 1996 AND DECEMBER 1995

                                                (Unaudited)      (Unaudited)
                                               September 30,     December 31,
                                                   1996             1995
                                              -------------------------------
Assets:                                               (In Thousands)
Cash and Cash Equivalents                        $ 1,322          $ 1,022
Interest-Bearing Deposits in
    Other Institutions                               288            2,914
                                              -------------------------------
  Total Cash and Cash Equivalents                  1,610            3,936

Federal Funds Sold                                 2,675            5,000

Securities:
  Investment Securities held to maturity          21,738           22,521
      (Market Value $21,509, and $22,525)
  Mortgage-Backed Securities held to
      maturity (Market Value $2,353,
      and $2,575)                                  2,358            2,565

  Federal Home Loan Bank Stock                       374              358
                                               -----------------------------
Total Securities                                  24,470           25,444

Insurance Accounts Receivable                         43               56
Loans Held for Sale                                  379                0
Real Estate Owned                                     73               39

Loans Receivable                                  43,862           41,792
      Less:  Allowance for Loan Losses               (67)             (82)
                                              ------------------------------
  Total Loans Receivable                          43,795           41,710
Accrued Interest Receivable                          512              531
Premises and Equipment                             1,797            1,369
Other Assets                                         277              116
Costs in Excess of Net Assets of
  Business Acquired                                    4               17
                                              ------------------------------
Total Assets                                     $75,635          $78,218
                                            ===============================
Liabilities & Stockholders' Equity:
Deposits                                         $61,889          $62,514
Accounts Payable                                     171              243
Advances from Borrowers for Taxes & Insurance        191               94
Federal Income Taxes:
      Current                                          0               16
      Deferred                                       160              160
Accrued Expenses & Other Liabilities               1,092              854
                                              ------------------------------
         Total Liabilities                        63,503           63,881
Minority Interest in Subsidiary                       31               37

Stockholders' Equity:
  Common Stock, $.01 Par Value; Authorized
      10,000,000 Shares, 964,707 Issued Shares        10               10
  Paid-in Capital in Excess of Par                 7,285            9,144
  Retained Earnings                                6,036            5,879
  Unearned ESOP Shares                              (675)            (733)
  Unearned Compensation-MRP Shares                  (520)               0
  Treasury Stock at Cost, 2,500  and
      0 shares, respectively                         (35)               0
                                              ------------------------------
Total Stockholders' Equity                        12,101           14,300
                                              ------------------------------
Total Liabilities & Stockholders Equity          $75,635          $78,218
                                              ==============================


The accompanying notes are an integral part of these financial statements.

                           CITISAVE FINANCIAL CORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME
   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

                                                                  (Unaudited)                              (Unaudited)
                                                                 Quarter Ended                          Nine Months Ended
                                                           Sept 30,           Sept 30,               Sept 30,        Sept 30,
                                                             1996               1995                   1996            1995
                                                          ---------------------------               -------------------------
                                                                         (In Thousands, Except Per Share Data)

Interest Income:
   Loans                                                  $   946           $   880                 $   2,782       $   2,490
   Investment Securities                                      356               371                     1,020           1,039
   Mortgage-Backed Securities                                  39                43                       119             130
    Other Interest-earning Assets                              44               107                       250             165
                                                          -------------------------                  ------------------------
        Total Interest Income                               1,385             1,401                     4,171           3,824
                                                          -------------------------                  ------------------------
Interest Expense:
    Deposits                                                  629               657                     1,906           1,855
    Other Interest-bearing Liabilities                          0                 0                         0               4
                                                          -------------------------                  ------------------------
        Total Interest Expense                                629               657                     1,906           1,859
                                                          -------------------------                  ------------------------
         Net Interest Income                                  756               744                     2,265           1,965
    Provision for Loan Losses                                   9                 5                        24              15
                                                          -------------------------                  ------------------------
         Net Interest Income After Provision
              for Loan Losses                                 747               739                     2,241           1,950
                                                          -------------------------                  ------------------------
Noninterest Income:
   Insurance Agency Commissions                               156               175                       546             529
   Rent Income                                                  2                 2                         5               5
   Loan Fees and Service Charges                               84                86                       246             254
    Gain on Sales of Loans                                     33                32                        86              39
    Other                                                       5                 5                        15              14
                                                          -------------------------                  ------------------------
        Total Noninterest Income                              280               300                       898             841
                                                          -------------------------                  ------------------------
Noninterest Expense:
   Compensation and Benefits                                  409               401                     1,202           1,153
   Occupancy and Equipment Exp                                 86                97                       254             278
   Federal Insurance Premium                                  450                37                       526             109
   Net Real Estate Owned Exp                                    2               (26)                        1             (27)
   Other                                                      206               115                       582             342
   Goodwill Amortization                                        5                 4                        13              13
                                                          -------------------------                  -------------------------
        Total Noninterest Expense                           1,158               628                     2,578           1,868
                                                          -------------------------                  -------------------------
  Income (Loss) Before Provision for Taxes &
        Minority Interest                                    (131)              411                       561             923
  Income Tax Expense                                          (51)              146                       173             305
                                                          -------------------------                  ------------------------
        Net Income (Loss) Before
        Minority Interest                                     (80)              265                       388             618
Minority Interest in Subsidiary                                 5                10                        31              31
                                                          -------------------------                  ------------------------
        Net Income (Loss)                                 $   (85)          $   255                   $   357         $   587
                                                          -------------------------                  ------------------------
Per Share:
        Net Income (Loss) - Note 5                        $ (0.09)          $  0.25                   $  0.39              NA
        Dividends - Note 5                                   0.075             0.075                     0.225             NA
        Special Distribution - Note 5                           NA                NA                     2.00              NA



The accompanying notes are an integral part of these financial statements.

                    CITISAVE FINANCIAL CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                  (Unaudited)        (Unaudited)
                                                   Sept 30,           Sept 30,
                                                     1996               1995
                                                 -------------------------------
                                                         (In Thousands)
Common Stock:
    Balance-Beginning of Period                  $     10             $        0
      Issuance of Common Stock-Note 2                   0                     10
                                                 -------------------------------
      Balance-End of Period                            10                     10
                                                 -------------------------------
                                                 -------------------------------
Paid-In Capital in Excess of Par:
     Balance-Beginning of Period                 $  9,144             $        0
    Issuance of Common Stock-Note 2                     0                  9,128
     Special Distribution-Note 5                   (1,929)                     0
    ESOP Shares Released for Allocation-Note 3         70                      6
                                                 ------------------------------
     Balance-End of Period                          7,285                  9,134
                                                 ------------------------------
                                                 ------------------------------

Retained Earnings:
     Balance-Beginning of Period                 $  5,879             $   5,178
     Net Income                                       357                   587
     Cash Dividends-Note 5                           (200)                  (66)
                                                 ------------------------------
     Balance-End of Period                          6,036                 5,699
                                                 ------------------------------
                                                 ------------------------------

Unearned ESOP Shares:
    Balance-Beginning of Period                  $   (733)            $       0
     Establishment of ESOP-Note 3                       0                  (772)
     Shares Released for Allocation-Note 3             58                    20
                                                 ------------------------------
     Balance-End of Period                           (675)                 (752)
                                                 ------------------------------
                                                 ------------------------------

Unearned Compensation-MRP Shares:
     Balance-Beginning of Period                        0                     0
     Shares Acquired by MRP Trust-Note 4             (535)                    0
     Shares Earned by Participants of MRP-Note 4       15                     0
                                                 ------------------------------
      Balance-End of Period                          (520)                    0
                                                 ------------------------------
                                                 ------------------------------

Treasury Stock:
     Balance-Beginning of Period                        0                     0
     Shares Acquired - 2,500 at Cost                  (35)                    0
                                                 ------------------------------
     Balance - End of Period                          (35)                    0
                                                 ------------------------------
Total Stockholders' Equity                       $  12,101            $  14,091
                                                 ------------------------------
                                                 ------------------------------


The accompanying notes are an integral part of these financial statements.

                    CITISAVE FINANCIAL CORPORATION AND SUBSIDIARY
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                                   (Unaudited)                 (Unaudited)
                                                                                     Sept 30,                    Sept 30,
                                                                                       1996                        1995
                                                                                   ---------------------------------------
                                                                                               (In Thousands)
Cash Flows from Operating Activities:
Net Income                                                                         $   357                       $   587
Adjustments to Reconcile Net Income
  to Net Cash Provided by (Used in)
   Operating Activities:
        Provision for Loan  Losses                                                      24                            15
       Gain on Sale of Real Estate Owned                                                 0                           (27)
       Provision for Depreciation and Amortization                                      86                            84
       Other                                                                             6                            25
       Increase (Decrease) in Minority Interest, Net                                    (6)                            6
       Stock Dividends on Federal Home Loan Bank Stock                                 (16)                          (16)
       Loans Originated for Sale                                                    (6,568)                       (3,443)
       Sale of Loans                                                                 6,189                         3,202
       Amortization (Accretion) of Securities
            Premiums (Discounts)                                                       (43)                         (160)
   Changes in Assets and Liabilities:
        (Increase) Decrease in Insurance
        Accounts Receivable                                                             13                            (6)
        (Increase) Decrease in Accrued Interest Receivable                              19                           (62)
        (Increase) Decrease in Other Assets                                           (161)                           (4)
        Increase (Decrease) in Accounts Payable                                        (72)                           66
        Increase (Decrease) in Income Taxes Payable                                    (16)                          (27)
        Increase (Decrease) in Accrued
            Expenses and Other Liabilities                                             238                           483
                                                                                     -----------------------------------
         Net Cash Provided by (Used in) Operating Activities                            50                           723
                                                                                     -----------------------------------

Cash Flows from Investing Activities:
       Proceeds from Sale of Premises and Equipment                                     48                             0
        Purchase of Premises and Equipment                                            (549)                          (98)
        Maturities of Investment Securities                                         14,190                        12,250
        Purchase of Investment Securities                                          (13,364)                      (11,303)
        Maturities of Mortgage-Backed Securities                                       207                           209
        Net (Increase) Decrease in Federal Funds Sold                               2 ,325                        (1,175)
        Net (Increase) Decrease in Loans                                            (2,191)                       (6,061)
        Net Proceeds from Sales of Foreclosed Real Estate                               64                           135
        Foreclosure Added                                                               (6)                            0
                                                                                     -----------------------------------
        Net Cash Provided by (Used in) Investing Activities                            724                        (6,043)
                                                                                     -----------------------------------




Cash Flows from Financing Activities:
      MRP                                                                             (535)                            0
      Treasury Stock                                                                   (35)                            0
      ESOP                                                                             128                             0
      Dividends                                                                       (200)                          (66)
      Special Distribution                                                          (1,929)                            0
      Net Proceeds from the Issuance of Common Stock                                     0                         8,367
      Net Increase (Decrease) in Demand
         Accounts, Ready Cash Accounts and
         Passbook Savings Accounts                                                     625                          (132)
      Net Increase (Decrease) in
          Certificates of Deposit                                                   (1,251)                          982
      Net Increase (Decrease) in Advances from Borrowers
         for Taxes and Insurance                                                        97                            83
                                                                                  --------------------------------------
      Net Cash Provided by (Used in) Investing Activities                           (3,100)                        9,234
                                                                                  --------------------------------------
      Increase (Decrease) in Cash and Cash Equivalents                              (2,326)                        3,914
      Cash and Cash Equivalents-Beginning of Period                                  3,936                         1,045
                                                                                  --------------------------------------
      Cash and Cash Equivalents-End of Period                                     $  1,610                     $   4,959
                                                                                  --------------------------------------
                                                                                  --------------------------------------


      Supplemental Disclosures of Cash Flow Information
      Cash Payments for:
         Interest Paid to Depositors                                              $  1,906                     $   1,859
                                                                                  --------------------------------------
                                                                                  --------------------------------------

         Income Taxes                                                                  123                           268
                                                                                  --------------------------------------
                                                                                  --------------------------------------


      Supplemental Schedules of Noncash Investing
         and Financing Activities:
              Transfers from Loans to Real Estate
                 Acquired through Foreclosure                                           67                             0
                                                                                  --------------------------------------
                                                                                  --------------------------------------

      Loans to Facilitate the Sale of Real Estate Owned                                  0                           102
                                                                                  --------------------------------------
                                                                                  --------------------------------------


The accompanying notes are an integral part of these financial statements.

                            CITISAVE FINANCIAL CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                  SEPTEMBER 30, 1996

NOTE 1 - BASIS OF PRESENTATION

    The accompanying consolidated financial statements for the nine-month period ended September 30, 1996 include the accounts of CitiSave Financial Corporation and its wholly owned subsidiary, Citizens Savings Association, F.A. (Association). The Association has been consolidated with its wholly owned subsidiary, 665 Florida Street Corp. 665 Florida Street Corp. has been consolidated with Roberts and Eastland (a Louisiana partnership), of which it owns an 80% interest. Currently, the business and management of CitiSave Financial Corporation is primarily the business and management of the Association. All significant intercompany transactions and balances have been eliminated in the consolidation. The minority interest's share of the net income of Roberts and Eastland has been properly reflected in these financial statements.

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

NOTE 2 - REORGANIZATION AND CHANGE OF CORPORATE FORM

    In July 1995, Citizens Savings and Loan Association completed its reorganization into a holding company structure whereby Citizens Savings and Loan Association (i) converted its charter to a federal stock savings and loan association known as Citizens Savings Association, F.A., and (ii) concurrently issued all of its outstanding capital stock to the newly formed holding company, CitiSave Financial Corporation (the Company). As part of the Reorganization, which was accounted for by the pooling of interests method of accounting, the Company issued 964,707 shares of common stock, 77,177 shares of which were acquired by its Employee Stock Ownership Plan, and the Association issued 1,000 shares of $.01 par value common stock to the Company.

NOTE 3 - EMPLOYEE STOCK OWNERSHIP PLAN

    The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who have at least one year of service with the Company. The ESOP is accounted for in accordance with AICPA SOP 93-6, "Employers' Accounting for Employee Stock Ownership Plans". The ESOP shares initially were pledged as collateral for its debt. The debt is being repaid based on a ten-year amortization and the shares are being released for allocation to active employees annually over the ten-year period. The shares pledged as collateral are deducted from stockholders' equity as unearned ESOP shares in the accompanying balance sheets.

As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. Compensation expense of the ESOP was $86,000 for the nine months ended September 30, 1996 based on the release of 5,813 shares. As of September 30, 1996, there were 3,876 allocated shares, 5,813 shares had been committed to be released and 67,488 shares were uncommitted and held in suspense by the ESOP.

NOTE 4 - MANAGEMENT RECOGNITION PLAN AND STOCK OPTION PLANS

    A special stockholders' meeting was held on July 23, 1996 for the purpose of approving the following stock benefit plans: (1) 1996 Key Employee Stock Compensation Program; (2) 1996 Directors' Stock Option Plan; and (3) 1996 Management Recognition Plan for Officers and Trust Agreement. At that meeting, all of the above proposals were adopted and approved by the stockholders. In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which is effective for transactions entered into after December 15, 1995. This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. This Statement defines a fair value method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company uses the intrinsic value method.

1996 KEY EMPLOYEE STOCK COMPENSATION PROGRAM

    This program was designed to attract and retain qualified personnel in key positions, provide key employees with a proprietary interest in the Company as an incentive to contribute to the success of the Company and reward key employees for outstanding performance. An aggregate of 67,529 shares of authorized but unissued Common Stock of the Company has been reserved for future issuance under the Program. A total of 60,567 stock options were granted at July 23, 1996. These grants represented 89.7% of the total stock options approved. The exercise price for the key employee stock options was set at $13.875 per share on the date of the stockholder approval.
 These stock options are exercisable at anytime following the date the options were granted until ten years after the grant date.

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

1996 MANAGEMENT RECOGNITION PLAN FOR OFFICERS AND TRUST AGREEMENT

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

NOTE 5 - DIVIDENDS AND EARNINGS PER SHARE

    During the nine-month period ended September 30, 1996, the Company paid dividends of $0.075 per share to shareholders of record on March 15, 1996, June 15, 1996 and September 15, 1996. The dividends were paid to shareholders on March 31, 1996, June 28, 1996 and September 30, 1996. The Company also declared a special return of capital cash distribution of $2.00 per share paid to shareholders of record on June 15, 1996. The special return of capital distribution was paid on June 28, 1996.

    This special distribution was authorized by a favorable private letter ruling received from the Internal Revenue Service whereby the portion of the distribution which exceeds the amount of the current or accumulated earnings and profits of CitiSave Financial Corporation for 1996, the taxable year of the distribution, is not a dividend, and will reduce the shareholders' adjusted basis in the stock of CitiSave Financial Corporation. This distribution has been recorded as a reduction in Paid-In Capital and its final disposition will be determined at December 31, 1996.

    The Company had a net loss of $85,000 or $.09 per share for the three-month period ending September 30, 1996 based on weighted average shares outstanding for the quarter of 959,460 shares. For the nine-month period from January 1, 1996 through September 30, 1996, the Company earned $0.39 per share based on the weighted average shares outstanding of 914,914.

    The weighted average shares outstanding calculation was based on the issuance of 964,707 shares less the unreleased ESOP shares held in the collateral account in each period. 1,938 ESOP shares were released from the collateral account on March 31, 1996, on June 30, 1996 and on September 30, 1996. The allocation to ESOP participants is done on an annual basis. The calculation also includes the 86,607 directors and employee stock options approved at the July 23, 1996 special stockholders meeting, less Treasury Stock of 2,500 shares purchased.

NOTE 6 - RECENT DEVELOPMENTS

   Deposit accounts at commercial banks and savings institutions are insured up to $100,000 by the Federal Deposit Insurance Corporation (FDIC). The FDIC maintains two separate funds: insuring bank customer deposits using the Bank Insurance Fund (BIF) and insuring savings institution customer deposits with the Savings Association Insurance Fund (SAIF). Each institution pays deposit
insurance premiums into the fund covering their deposits.   On September 30,
1996 President Clinton signed into law, legislation passed by Congress charging a one-time special assessment of 65.7 basis points to all depository institutions with SAIF insured deposits in order to recapitalize the SAIF. This assessment has been charged to operating expense for the third quarter of 1996 and will be paid to the SAIF on November 29, 1996. The FDIC used the March 1995 SAIF assessable base to compute the charge for all affected institutions and Citizens Savings Association has received its assessment
notice from the FDIC totaling $414,000.   As a result of this legislation,
the FDIC will lower SAIF premiums to its members to as low as 6.4 basis points for 1997, 1998, and 1999. Based on its current deposit base, this action will reduce the future FDIC/SAIF annual premiums by approximately $100,000 per year for Citizens.

NOTE 7 - ALLOWANCE FOR LOAN LOSSES

    The following is a summary of the activity in the allowance for loan losses.

                                                   (Unaudited)

                                                Nine months Ended
                                       Sept 30, 1996       Sept 30, 1995
                                       -------------       -------------
                                                (IN THOUSANDS)
Balance at Beginning of Period             82                   139
   Provision for Loan Losses               24                    15
    (Recovery of Loan Losses)             (20)                    0
   Charged-Off Loans                      (19)                  (13)
                                         -------              -------
Balance at End of Period                   67                   141
                                         =======              =======

    The Association had non-performing loans contractually past due 90 days or more totaling approximately $91,000 and $143,000 at September 30, 1996 and
1995 respectively.   Impairment of loans having recorded investments of
$91,000 at September 30, 1996 has been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. The total allowance for loan losses related to these loans was $9,100. The allowance for loan loss of $67,000 as of September 30, 1996 was .15% of the total loan portfolio and was 73.5% of the non-performing loan balance.

                    CITISAVE FINANCIAL CORPORATION AND SUBSIDIARY
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion compares the consolidated financial condition of CitiSave Financial Corporation and Subsidiary at September 30, 1996 to December 31, 1995 and the results of operations for the three and nine months ended September 30, 1996 with the same periods in 1995. Currently, the business and management of CitiSave Financial Corporation is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

CHANGES IN FINANCIAL CONDITION

    Total assets decreased $2.6 million or 3.4% from $78.2 million at December 31, 1995 to $75.6 million at September 30, 1996. The decrease in total assets is primarily due to a special return of capital cash distribution of $1.9 million paid on June 28, 1996 to the stockholders of the Company. The decrease in assets reflected decreases in total cash and cash equivalents and in federal funds sold, offset by an increase in loans receivable and in premises and equipment at September 30, 1996.

    Interest-earning assets in other institutions decreased from $2.9 million at December 31, 1995 to $288,000 at September 30, 1996, as the excess liquidity was used to pay the $2 per share special distribution and also partially fund the increase in loans. Federal funds sold decreased 46.5% from $5.0 million at December 31, 1995 to $2.7 million at September 30, 1996.

    The securities portfolio decreased 3.8% from $25.4 million at December 31, 1995 to $24.5 million at September 30, 1996, as the amount of investment securities maturing or called exceeded the amount purchased.

    The net loan portfolio increased $2.1 million or 5.0% from $41.7 million at December 31, 1995 to $43.8 million at September 30, 1996 and in addition, loans held for sale were $379,000 at September 30, 1996. These increases were primarily due to a strong loan demand in the Association's market area and increased marketing efforts on the part of the Association in its lending area. The loans added were mainly single-family mortgage loans funded through the decrease in the federal funds sold and decrease in other interest-bearing deposits.

    The premises and equipment of the Company increased by $428,000 or 31.3% as the Company continued construction of a new full service branch office. The Company completed construction of the branch at the end of September and opened it to customers on October 1. An estimated final cost of $575,000 is expected for the building. The Company also installed two automated teller machines in the past ninety days.

    Total deposits decreased $625,000 or 1.0% to $61.9 million at September 30, 1996 from $62.5 million at December 31, 1995.

    Total stockholders' equity decreased by $2.2 million or 15.4%, to $12.1 million at September 30, 1996 compared to $14.3 million at December 31, 1995.
 The decrease was the result of cash dividends on common stock paid to stockholders of $200,000, a special return of capital cash distribution of $2 per share or $1.9 million and $535,000 used to acquire Common Stock in the establishment of the Company's Management Recognition Plan. Net income of $357,000, release of ESOP shares of $128,000 and $15,000 MRP stock earned, partially offset the decrease during the period.

REGULATORY CAPITAL

    As of September 30, 1996, the Association meets the criteria for a "well capitalized" institution following the Office of Thrift Institution's three capital requirements. The Association's management believes that under the current regulations, the Association will continue to meet its minimum capital requirements in the foreseeable future.


Regulatory                           Tangible          Core          Risk-Based
Capital Requirements:                 Capital         Capital         Capital
                                      --------        -------        ----------
                                               (DOLLARS IN THOUSANDS)
GAAP Capital                           $10,281         $10,281        $10,281
Nonallowable Capital:
   Costs in Excess of Net Assets
      of Business Acquired                  (4)             (4)            (4)
Additional Capital Items:
   General Valuation Allowances            ---             ---             67
                                    ----------        --------      ---------
Regulatory Capital Computed -           10,277          10,277         10,344

Minimum Capital Requirement              1,119           2,237          2,760
                                    ----------        --------      ---------
Regulatory Capital Excess             $  9,158         $ 8,040        $ 7,584
                                      ========         =======        =======
Regulatory Capital as a Percentage       13.78%          13.78%         29.99%
Minimum Capital Required
    as a Percentage                       1.50%           3.00%          8.00%
                                        ------          ------          -------
Regulatory Capital as a
   Percentage in Excess
      of Requirements                   12.28%           10.78%         21.99%
                                       ======           ======           ======

LIQUIDITY

    The Association is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings institution maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. At September 30, 1996, the Association's regulatory liquidity was 40.0% or $22.3 million in excess of the minimum OTS requirement.

RESULTS OF OPERATIONS

    The Company reported a net loss of $85,000 or $.09 per share for the three months ended September 30, 1996, compared to net income of $255,000 or $.25 per share during the three month period ended September 30, 1995. The one-time special FDIC assessment of $414,000 charged to operating expense in the third quarter 1996 was the reason for this loss. The net after tax effect of this assessment reduced income by $272,000. Without this special assessment, the Company would have earned a net income of $188,000 or $.20 per share for the quarter.

    For the nine months ended September 30, 1996 the Company earned $357,000 or $.39 per share compared to $587,000 for the same period of 1995, or a decrease of 39.3%. Without the FDIC assessment, year to date income would have been $630,000 or $.69 per share, an increase of 7.3%. Net interest income for the nine months ended September 30, 1996 increased by $300,000 or 15.3% compared to the same period of 1995 and non-interest income in 1996 increased $57,000 or 6.8% over the 1995 results. The increase in income was offset by an increase in total non-interest expense (excluding the FDIC assessment of $414,000) of $296,000 or 15.8% for the nine months ended September 30, 1996.

NET INTEREST INCOME

    The primary source of earnings for the Company is net interest income, which is the difference between income generated from interest-earning assets and interest expense from interest-bearing liabilities. The major factors that affect net interest income are changes in the volume and type of interest-earning assets and interest-bearing liabilities, along with changes in market rates.

    Net interest income for the three months ending September 30, 1996 increased $12,000 or 1.6% for the quarter ended September 30, 1996 to $756,000 as compared to $744,000 for the third quarter of 1995. This slight increase was due to a decrease of $28,000 in interest expense offset by a $16,000 decrease in interest income. The decrease in interest expense was the result of a $1.9 million or 3.1% decrease in the average balance of interest-bearing liabilities and a decrease in the average cost of those liabilities from 4.32% to 4.26%. The decrease in interest income was the result of a decrease of $2.3 million or 3.0% in the average balance of interest-earning assets partially offset by an increase in the average yield of those assets from 7.49% to 7.63%.

    Net interest income for the first nine months of 1996 increased $300,000 or 15.3%, to $2.3 million compared to $2.0 million in the same period for 1995. This increase was primarily due to an increase of $4.5 million or 6.5% in the average balance of the Association's loan portfolio and other interest-earning assets and an increase in the average yield of those assets
from 7.33% to 7.50%.   Also contributing to the increase in net interest
income was a decrease of $1.3 million or 2.2% in the average balance of interest-bearing liabilities offset by an increase in the average cost of those liabilities from 4.06% to 4.25%.

    Average interest rate spread is the average yield of interest-earning assets minus the average cost of interest-bearing liabilities. The Association's average interest rate spread for the nine months ended September 30, 1996 was 3.25% compared to 3.27% for the same period in 1995. Net interest margin represents net interest income as a percent of average interest-earning assets. Net interest margin was 4.07% for the nine months ended September 30, 1996 as compared to the 3.77% for the nine months ended September 30, 1995.

    The table of Average Balance Sheets and Interest Rate Analysis for the nine months period ended September 30, 1996 and 1995 on page 16 and the corresponding table of Rate/Volume Analysis on page 17 detail the effect the change in average balances and the change in interest rates had on net interest income during the respective periods.

                             CitiSave Financial Corporation

                  Average Balance Sheets and Interest Rate Analysis
                For the Nine Months Ended September 30, 1996 and 1995



                                                (Unaudited)                                  (Unaudited)
                                       Nine Months Ended Sept 30, 1996             Nine Months Ended Sept 30, 1995
                                       -------------------------------             -------------------------------
                                                               Average                                     Average
                                       Average                  Yield/             Average                  Yield/
                                       Balance     Interst       Rate              Balance     Interest      Rate
                                       -------------------------------             -------------------------------
                                           (Dollars in Thousands)                      (Dollars in Thousands)
Interest-Earning Assets:
     Loans                         $   43,340    $   2,782     8.56 %           $   37,527  $   2,490      8.85  %
     Investment Securities             21,738        1,020     6.26                 25,302      1,039      5.48
     Mortgage-Backed Securities         2,434          119     6.52                  2,753        130      6.30
     Other Interest-Earning Assets      6,614          250     5.04                  3,997        165      5.47
                                     --------       ------   ------                -------     ------    ------
     Total Interest-Earning Assets     74,126        4,171     7.50                 69,579      3,824      7.33
                                                    ------   ------                            ------    ------
Noninterest-Earning Assets              3,382                                        3,601
                                      -------                                      -------
              Total Assets         $   77,508                                   $   73,180
                                      =======                                      =======
Interest-Bearing Liabilities:
       Passbook, NOW and Money
          Market Accounts          $   18,400          288     2.09             $   17,863        299      2.23
       Certificates                    41,356        1,618     5.22                 42,400      1,556      4.89
       Other Interest-Bearing
            Liabilities                     0            0        0                    826          4      0.65
                                     --------       ------   ------                -------     ------    ------

            Total Interest-Bearing
                   Liabilities         59,756        1,906     4.25                 61,089      1,859      4.06
Noninterest-Bearing Liabilities         3,960       ------   ------                 4,294      ------    ------
                                     --------                                       ------
          Total Liabilities            63,716                                       65,383

Stockholders' Equity                   13,792                                        7,797
                                     --------                                       ------
       Total Liabilities and
           Stockholders' Equity    $   77,508                                    $  73,180
                                     ========                                      =======
Net Interest-Earning Assets        $   14,370                                    $   8,490
                                     ========                                      =======
Net Interest Income; Average
     Interest Rate Spread                         $  2,265     3.25 %                          $1,965      3.27  %
                                                  ========    =======                          =======     =======
Net Interest Margin                                            4.07  %                                     3.77  %
                                                              ========                                     ========
Average Interest-Earning Assets to
   Average Interest-Bearing Liabilities                      124.05  %                                   113.90  %
                                                             =========                                   ===========

                                         -16-

                            CITISAVE FINANCIAL CORPORATION
                                 RATE/VOLUME ANALYSIS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 VS. SEPTEMBER 30, 1995
                                     (Unaudited)

                                ---------------------------------------------
                                     Increase (Decrease)           Total
                                          Due To                 Increase
                                ----------------------------
                                  Rate             Volume        (Decrease)
                                ---------------------------------------------

                                              (IN THOUSANDS)
Interest-Earning Assets:
  Loans                         $  (84)         $    376            $  292
  Investment Securities            137              (157)              (20)
  Mortgage-Backed Securities         4               (15)              (11)
  Other Interest-Earning Assets    (14)              100                86
                                 -------------------------------------------
   Total Interest-Earning Assets    43               304               347
                                 -------------------------------------------
Interest-Bearing Liabilities:
  Passbook, NOW & Money
       Market Accounts             (20)                9               (11)
  Certificates of Deposit          101               (39)               62
  Other                            ---                (4)               (4)
                                   -----------------------------------------
Total Interest-Bearing Liabilities  81               (34)               47
                                   -----------------------------------------
Increase (Decrease) in Net Interest

Income                             (38)              338               300
                                   =========================================

PROVISION FOR LOAN LOSSES

    The provision for loan losses increased $4,000 for the three months ended September 30, 1996 compared to the same period in 1995. For the nine months ended September 30, 1996, the Association recorded a provision for loan losses in the amount of $24,000 compared to $15,000 for the nine months ended September 30, 1995. The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's quarterly evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. The allowance for loan loss was $67,000 at September 30, 1996 or .15% of the total loan portfolio. The allowance for loan loss as a percentage of non-performing loans at September 30, 1996 was 67.8%.
                                        - 17 -

NON-INTEREST INCOME

    Non-interest income decreased by $20,000 or 6.7% to $280,000 for the three months ended September 30, 1996 compared to $300,000 for the same three month period in 1995.

    For the nine months ended September 30, 1996, non-interest income increased by $57,000, or 6.8% to $898,000 compared to $841,000 over the same nine month period in 1995.

NON-INTEREST EXPENSE

    Non-interest expense increased $530,000 to $1.2 million for the third quarter of 1996 as compared to $628,000 for the third quarter of 1995. The increase in 1996 is primarily attributable to the one-time special FDIC SAIF assessment of $414,000, the additional expenses related to the special stockholders meeting and other expenses of being a public company.

    Compensation and benefits increased by $49,000 or 4.3% for the nine months ended September 30, 1996 from the comparable 1995 period due to the cost of additional benefit plans approved by stockholders. Other non-interest expense increased $240,000 in the nine month period ending September 30, 1996 compared to the same period in 1995, primarily due to increased legal, accounting and other expenses related to becoming a public
company.   Because the Company became subject to the Louisiana Shares Tax and
Louisiana Franchise Tax in 1996, non-interest expense increased $55,000 during the nine-month period ending September 30, 1996 compared to the nine months of 1995. The Association also increased its advertising expense by $30,000 in order to increase name recognition and product awareness.

INCOME TAX EXPENSE

    The decrease in income tax expense for the quarter ended September 30, 1996 was $197,000 compared to the same quarter in 1995. This decrease is primarily due to the increase in non-interest expense incurred during the third quarter of 1996.

    For the nine months ended September 30, 1996, income tax expense decreased $132,000 to $173,000 compared to $305,000 for the same period in 1995. The decrease was due to a decrease in pre-tax income caused by the one-time FDIC special assessment of $414,000 being treated as operating expense for the third quarter.

                            CITISAVE FINANCIAL CORPORATION
                                     FORM 10-QSB

                           QUARTER ENDED SEPTEMBER 30, 1996

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         a) A special meeting of stockholders was held on July 23, 1996 to consider proposals regarding the Company's stock benefit plans.

         b) Proposals to approve the 1996 Key Employee Stock Compensation Program, the 1996 Directors' Stock Option Plan, and the 1996 Management Recognition Plan for Officers and Trust Agreement all received a majority of the total votes eligible to be cast at the Special Meeting and all the matters were adopted by the stockholders of the Company.

         c) There were a total of 964,707 shares which could have been voted at the special meeting, and 648,319 votes were represented at the meeting in person or by proxy. On proposal 1 to approve the 1996 Key Employee Stock Compensation Program, the result of the vote was as follows: 621,564 votes for the proposal; 20,705 votes against; 6,050 votes abstained; and 316,388 shares were not voted. On proposal 2 to approve the 1996 Directors' Stock Option Plan, the result of the vote was as follows: 581,651 votes for the proposal; 63,168 votes against; 3,500 votes abstained; and 316,388 shares not voting. On Proposal 3 to approve the 1996 Management Recognition Plan for Officers and Trust Agreement, the result of the vote was as follows: 582,054 votes for the proposal;
            64,915 votes against; 1,350 votes abstained; and 316,388 shares were not voted.

ITEM 5 - OTHER INFORMATION

         There are no matters required to be reported under this item.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:
         a) Exhibits:
             The following exhibit is filed herewith:
                  Exhibit No.      Description
                  -----------      -----------
                    27.1           Financial Data Schedule
         b) Reports:
            No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1996.

                                      SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CITISAVE FINANCIAL CORPORATION
                                  Registrant



Date:   November 7,  1996                         /s/ Lee F. Nettles
     -----------------------                      --------------------
                                                  Lee F. Nettles
                                                  Chairman of the Board,
                                                  President and Chief Executive
                                                  Officer


Date:   November 7,  1996                        /s/ J. Larry Bellard
     -----------------------                     ---------------------
                                                 J. Larry Bellard
                                                 Sr. Vice-President and
                                                 Controller