Form 10KSB
period 1996-12-31
CITISAVE FINANCIAL CORP
filed 1997-03-25
CIK 942790

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
   [X]        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the fiscal year ended December 31, 1996

                                       OR

   [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        For the transition period from                 to
                                       ------------       --------------
                          Commission File No.: 0-13824

                         CitiSave Financial Corporation
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


          Louisiana                                          72-1289214
          ---------                                          ----------
     (State or Other Jurisdiction                        (I.R.S. Employer
 of Incorporation or Organization)                    Identification Number)

            665 Florida Street
          Baton Rouge, Louisiana                              70801
         -----------------------                              ------
(Address of Principal Executive Offices)                    (Zip Code)


         Issuer's telephone number, including area code: (504) 383-4102

         Securities registered under Section 12(b) of the Exchange Act:

                                                         Name of Each Exchange
           Title of Each Class                            On Which Registered
           -------------------                            -------------------
Common Stock (par value $.01 per share)                 American Stock Exchange

 Securities registered under Section 12(g) of the Exchange Act: NOT APPLICABLE

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                               ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

[]

Issuer's revenues for the fiscal year ended December 31, 1996: $6.7 million.

As of March 14, 1997, the aggregate market value of the 825,971 shares of Common Stock of the Issuer held by non-affiliates, which excludes 136,236 shares held by all directors and officers of the Issuer as a group, was approximately $11.6 million. This figure is based on the closing sale price of $14.00 per share of the Issuer's Common Stock on March 14, 1997.

Number of shares of Common Stock outstanding as of March 14, 1997:  962,207

Transitional Small Business Disclosure Format (check one): Yes     No   X
                                                               ---     ---

                        DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to Stockholders for the year ended December 31, 1996 are incorporated into Part II, Items 5 through 8 and Part III,
Item 13 of this Form 10-KSB.

(2) Portions of the definitive proxy statement for the 1997 Annual Meeting of Stockholders are incorporated into Part III, Items 9 through 13 of this Form 10-KSB.

PART I.

ITEM 1. DESCRIPTION OF BUSINESS.

     CitiSave Financial Corporation (the "Company") is a Louisiana corporation organized in February 1995 by Citizens Savings Association, F.A. ("Citizens" or the "Association") for the purpose of becoming a unitary holding company of the Association. The only significant assets of the Company are the capital stock of the Association, the Company's loan to the Company's Employee Stock Ownership Plan ("ESOP"), and the portion of the net proceeds retained by the Company in connection with the conversion of the Association from a Louisiana-chartered mutual savings association to a federally chartered stock savings association in July 1995 (the "Conversion"). The business and management of the Company primarily consist of the business and management of the Association. The Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Association. At the present time, the Company does not intend to employ any persons other than officers of the Association, and the Company utilizes the support staff of the Association from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future. References herein to the Company include the Association except where otherwise noted.

     Citizens is a federally chartered stock savings and loan association that was originally formed in 1927. The Company conducts business from six offices located in Baton Rouge, Louisiana. At December 31, 1996, the Company had $75.3 million of total assets, $63.0 million of total liabilities, including $61.5 million of deposits, and $12.3 million of total stockholders' equity.

     The Company is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans secured primarily by one- to four-family residences located in the Baton Rouge, Louisiana metropolitan area and to purchase investment securities. At December 31, 1996, the Company's net loans receivable totaled $45.2 million or 60.0% of total assets. One- to four-family residential loans amounted to $37.6 million or 79.1% of the Company's total loan portfolio, including loans held for sale, at December 31, 1996. To a lesser extent, the Company also originates commercial real estate loans, construction loans, consumer loans and commercial business loans. The Company had $19.3 million of investment securities (excluding FHLB stock) at December 31, 1996, representing 25.6% of total assets. Of the $19.3 million of investment securities, $19.2 million or 99.4% mature or are callable within two years of December 31, 1996.

          Citizens is a community-oriented savings institution which emphasizes customer service and convenience. It generally has sought to enhance its net income by, among other things, maintaining strong asset quality. In pursuit of these goals, the Company has adopted a business strategy that emphasizes lending and deposit products and services traditionally offered by savings institutions. The Company is engaged in mortgage banking activities by originating one- to four-family residential loans for sale into the secondary market. See "Lending Activities - Origination, Purchase and Sale of Loans." In addition, a subsidiary of the Association owns an 80% interest in an insurance agency which provides a wide variety of insurance to businesses and individuals. See "Subsidiary." The implementation of the Company's business strategy has enabled the Company to be profitable in each of the last five years and to exceed regulatory capital requirements.

     During the last five years, the Company's return on average assets has averaged 1.0% and its return on average equity has averaged 13.7%. The Company's net income was $500,000 in 1994 and increased to $835,000 in 1995.
In 1996, net income decreased by $405,000 or 48.5% from 1995, primarily due to the special Savings Association Insurance Fund ("SAIF") assessment which increased the federal insurance premiums by $415,000. As of December 31, 1996, the Association exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 14.23%, 14.23% and 30.15%, respectively, as compared to the minimum requirements of 1.5%, 3.0% and 8.0%, respectively. See "Regulation - The Association - Regulatory Capital Requirements."

     Management believes that good asset quality is important to the Company's long-term profitability. The Company's total nonperforming assets, which consist solely of non-accruing loans 90 days or more past due, amounted to $235,000 or .5% of the net loan portfolio at December 31, 1996. The Company's total nonperforming assets, which include real estate owned, steadily declined from $298,000 at December 31, 1992 to $109,000 at December 31, 1994, before increasing in 1995 and 1996. At December 31, 1996, the Company's total nonperforming assets were $235,000, and its allowance for loan losses amounted to $61,000, representing .13% of the total loan portfolio (including loans held for sale) and 26.0% of total nonperforming assets at such date. See "Asset Quality."

     The Company attempts to manage its exposure to interest rate risk by maintaining a high percentage of its assets in adjustable-rate mortgages ("ARMs") and short-term investment securities. At December 31, 1996, ARMs amounted to $31.1 million or 41.3% of total assets. The Company is currently selling most of its newly originated, fixed-rate mortgages with terms to maturity of greater than 15 years. In addition, investment securities totaled $19.3 million or 25.6% of total assets at December 31, 1996, of which $19.2 million or 99.4% mature or or callable within two years.

     The Company is committed to meeting the financial needs of the communities in which it operates. Management believes the Company is large enough to provide a full range of personal financial services, yet small enough to be able to provide services on a personalized and efficient basis. At December 31, 1996, most of the Company's loans were to residents of its primary market area. The Company intends to continue its practice of investing in loans in its primary market area in accordance with its underwriting standards, subject to economic conditions and the availability of reasonable investment alternatives.

     The Association is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS"), which is the Association's chartering authority and primary federal regulator. 'The Association is also regulated by the Federal Deposit Insurance Corporation ("FDIC"), the administrator of the SAIF. The Association is also subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System ("FRB") and is a member of the Federal Home Loan Bank ("FHLB") of Dallas, which is one of the 12 regional banks comprising the FHLB System.

     The executive office for the Company and the Association is located at 665 Florida Street, Baton Rouge, Louisiana 70801, and their telephone number is
(504) 383-4102.

MARKET AREA

     The Company's market area consists of East Baton Rouge Parish and the remaining Baton Rouge metropolitan statistical area, which includes West Baton Rouge, Ascension and Livingston Parishes. These parishes had a total population of approximately 528,000 in 1990, with East Baton Rouge Parish having a population of approximately 380,000. In 1994, the four parishes had an estimated total population of approximately 562,000, or 6.4% higher than 1990. Baton Rouge is the state capital of Louisiana and the seat of East Baton Rouge Parish. Located on the Mississippi River, Baton Rouge is the fifth largest port in the United States and is a major trade center.

     Baton Rouge is a major petrochemicals-manufacturing center. Slowdowns in the petroleum industry in the mid-1980s had a material negative impact on the area's economy. While the local economy has stabilized in recent years, there is still a heavy reliance on the petroleum industry and related industries. Major employers in the area include the State of Louisiana (including Louisiana State University and Southern University), the East Baton Rouge Parish government, Exxon Corp., Dow Chemical, Turner Industries and Our Lady of the Lake Regional Medical Center.

LENDING ACTIVITIES

     LOAN PORTFOLIO COMPOSITION. At December 31, 1996, the Company's net loan portfolio, excluding loans held for sale, totaled $45.2 million, representing approximately 60.0% of the Company's $75.3 million of total assets at that date. The lending activities are conducted through the Association, and the principal lending activity of Citizens is the origination of one- to four-family residential loans. At December 31, 1996, one- to four-family residential loans amounted to $37.6 million or 79.1% of the total loan portfolio (including loans held for sale and loans in process). To a lesser extent, the Association originates commercial real estate loans, construction loans, consumer loans and commercial business loans. At December 31, 1996, commercial real estate loans totaled $3.9 million or 8.1% of the total loan portfolio (including loans held for sale and loans in process). Construction loans amounted to $2.4 million or 5.1%, consumer loans amounted to $2.9 million or 6.0%, and commercial business loans amounted to $787,000 or 1.7% of the total loan portfolio (including loans held for sale and loans in process).

     LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                                                   December 31,
                                          -----------------------------------------------------------------------------------------
                                                1996                    1995                    1994                    1993
                                          -----------------        --------------------   -------------------    ------------------
                                          Amount        %           Amount         %      Amount         %        Amount       %
                                          -------    ------        -------      -------   --------     ------    ---------  -------
                                                                              (Dollars in Thousands)
Real estate loans:
  One- to four-family residential (1)      $37,633      79.1%      $33,812        76.5%    $28,185      77.7%     $29,308     77.8%
  Construction                               2,411       5.1         2,601         5.9       1,749       4.8        1,303      3.5
  Commercial real estate                     3,875       8.1         4,623        10.4       4,283      11.8        4,976     13.2
                                           -------    ------       -------      ------     -------    ------      -------   ------
     Total real estate loans                43,919      92.3        41,036        92.8      34,217      94.3       35,587     94.5
                                           -------    ------       -------      ------     -------    ------      -------   ------
Consumer loans:
  Automobile                                   761       1.6           597         1.4         386       1.1          344       .9
  Home equity and second mortgage              485       1.0           756         1.7         614       1.7          478      1.3
  Loans on deposits                            535       1.1           553         1.3         403       1.1          425      1.1
  Other                                      1,105       2.3           500         1.1         292        .8          229       .6
                                           -------    ------       -------      ------     -------    ------      -------   ------
          Total consumer loans               2,886       6.0         2,406         5.5       1,695       4.7        1,476      3.9
                                           -------    ------       -------      ------     -------    ------      -------   ------
Commercial business loans                      787       1.7           770         1.7         350       1.0          617      1.6
                                           -------    ------       -------      ------     -------    ------      -------   ------
            Total loans                     47,592     100.0%       44,212       100.0%     36,262     100.0%      37,680    100.0%
                                                      ======                    ======                ======                ======

Less:
Loans held for sale                           (363)                     --                     (71)                (1,010)
Unearned discounts                            (282)                   (363)                   (477)                  (603)
Undisbursed portion of construction
  loans                                     (1,536)                 (1,915)                 (1,145)                  (829)
Deferred loan fees                            (157)                   (142)                    (84)                   (42)
Allowance for loan losses                      (61)                    (82)                   (139)                  (129)
                                           -------                 -------                 -------                -------
Net loans                                  $45,193                 $41,710                 $34,346                $35,067
                                           =======                 =======                 =======                =======



                                                 December 31,
                                               ---------------
                                                    1992
                                               ---------------
                                                Amount     %
                                               -------- ------

Real estate loans:
  One- to four-family residential (1)           $32,802    79.7%
  Construction                                    1,168     2.8
  Commercial real estate                          4,596    11.2
                                                -------  ------
     Total real estate loans                     38,566    93.7
                                                -------  ------
Consumer loans:
  Automobile                                        340      .8
  Home equity and second mortgage                   680     1.7
  Loans on deposits                                 644     1.6
  Other                                             244      .6
                                                -------  ------
          Total consumer loans                    1,908     4.7
                                                -------  ------
Commercial business loans                           679     1.6
                                                -------  ------
            Total loans                          41,153   100.0%
                                                         ======

Less:
Loans held for sale                              (1,434)
Unearned discounts                                 (837)
Undisbursed portion of construction
  loans                                            (914)
Deferred loan fees                                  (12)
Allowance for loan losses                          (180)
                                                -------
Net loans                                       $37,776
                                                =======


--------------

(1)    Includes loans held for sale.

     CONTRACTUAL TERMS TO FINAL MATURITIES. The following table sets forth certain information as of December 31, 1996 regarding the dollar amount of loans (including loans held for sale) maturing in the Company's portfolio, based on the contractual date of the loan's final maturity, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less. The amounts shown below do not reflect normal principal amortization; rather, the balance of each loan outstanding at December 31, 1996 is shown in the appropriate year of the loan's final maturity.

                                                One- to
                                              four-family                      Commercial                    Commercial
                                               residential   Construction      real estate    Consumer        business       Total
                                              ------------   ------------    --------------   --------     --------------   ------
                                                                                           (In Thousands)
  Amounts due after December 31, 1996 in:
    One year or less                            $   535         $2,411            $    4        $  863           $245        $ 4,058
    After one year through two years                155             --                63           230             40            488
    After two years through three years             320             --                61           533              9            923
    After three years through five years            636             --               238           835            182          1,891
    After five years through ten years            4,114             --             1,043           321            202          5,680
    After ten years through fifteen years        11,357             --             1,752           104            109         13,322
    After fifteen years                          20,516             --               714           -                          21,230
                                                 ------          -----             -----         -----            ---         ------
      Total(l)                                  $37,633         $2,411            $3,875        $2,886           $787        $47,592
                                                 ======          =====             =====         =====            ===         ======

--------------

(1) Gross of loans in process, deferred fees and discounts, and allowance for loan losses.

          The following table sets forth the dollar amount of all loans, including loans held for sale, before net items, due after one year from December 31, 1996 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

                                      Floating or
                                      Fixed-Rate           Adjustable-Rate               Total
                                      ----------           ---------------             ---------
                                                            (In Thousands)
  One- to four-family residential       $9,528                  $27,570                 $37,098
  Commercial real estate                   487                    3,384                   3,871
  Consumer                               2,023                       --                   2,023
  Commercial business                      542                       --                     542
                                        ------                   ------                  ------
  Total                                $12,580                  $30,954                 $43,534
                                        ======                   ======                  ======

     Scheduled contractual maturities of loans do not necessarily reflect the actual term of Citizens' portfolio. The average life of mortgage loans is substantially less than their average contractual terms because of loan prepayments and enforcement of due-on-sale clauses, which give Citizens the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans substantially exceed current mortgage loan rates.

     ORIGINATION, PURCHASE AND SALE OF LOANS. The lending activities of Citizens are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by Citizens' Board of Directors and management. Loan originations are obtained through a variety of sources, including referrals from real estate brokers, developers, builders and existing customers. Written loan applications are taken by lending personnel, and the loan department supervises the procurement of credit reports, appraisals and other documentation involved with a loan. Property valuations are performed by independent outside appraisers approved by Citizens' Board of Directors or a committee thereof, hazard insurance is also required on all secured property.

     Citizens' loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. If the loan is to be sold to one of the investors with which the Association has an agreement, as discussed below, the Association's loan underwriter may approve the loan if the investor has delegated such authority to the Association. If the investor requires that the loan be underwritten by it, the loan is submitted to the investor for its approval. Citizens has established loan approval limits for its officers; loans in excess of these limits must be approved by an officer who has a greater approval limit or by the Board of Directors or a committee thereof.
Mr. Gremillion, the Chief Lending Officer, is authorized to approve unsecured loans up to $50,000, secured loans up to $100,000 and may make loans to one borrower up to $100,000. Other officers of the Association are subject to lower limitations which in each case are less than Mr. Gremillion's lending limitations. Loans in excess of Mr. Gremillion's authority require the approval of the President of the Association, and loans deemed to be large or unusual in any manner by the President are submitted to either the full Board of Directors or the Executive Committee. All loan approvals are subsequently reviewed by the Board of Directors to monitor the quality of the credit decisions being made and to verify compliance with the Association's lending policies.

          The Association has agreements with several investors, each of whom has agreed to purchase loans, together with servicing thereof, from the Association on a loan-by-loan basis, provided that it is satisfied after its review of the loan that the loan complies with its established underwriting guidelines and lending requirements. The Association does not approve a loan to be originated for sale unless either the loan has been satisfactorily reviewed by one of the investors or the loan is to be sold to an investor which has delegated the approval authority to the Association. The Association makes certain representations and warranties regarding the loans it sells pursuant to the above agreements, primarily with respect to the origination of the loans, the loan documents and the existence of valid liens and insurance policies.
Any violation of these representations and warranties or, with respect to certain of the agreements, the existence of certain deficiencies in the loans during a specified period may result in the Association being required to repurchase the affected loans that were sold. As of December 31, 1996, the Association has not been required to repurchase any of the loans it has sold. The above agreements may be terminated by either party at any time with respect to future loan commitments, with varying amounts of termination notice required.

     For several years prior to 1994, Citizens sold all of its newly originated fixed-rate mortgages and retained its ARMS. Because the demand for ARMs in the low interest rate environment prevailing in 1993 and 1992 was less than the demand for fixed-rate mortgages, a majority of the Association's loan originations in 1993 and 1992 were sold, which combined with loan repayments resulted in decreases in the loan portfolio. However, in order to maintain its compliance with the QTL test, the Association decided in June 1994 to retain fixed-rate mortgages with maturities of 15 years or less. For a description of the QTL test, see "Regulation - The Association - Qualified Thrift Lender Test." The Association currently sells the majority of its fixed-rate mortgage loans with a maturity greater than 15 years meeting secondary market requirements to investors.

     To supplement its loan originations, the Association purchased loans from the Resolution Trust Corporation ("RTC") in 1992 as the successful bidder in a loan auction held by the RTC. The loans purchased from the RTC consisted of three pools: $1.0 million of one- to four-family residential mortgages, $368,000 of second mortgages and $362,000 of land loans. The aggregate loan balances of $1.7 million had a discounted purchase price of $1.4 million, and as of December 31, 1996 the remaining balance of such loans was $772,000.
Prior to the purchase, the Association reviewed the loans to ensure that the loans satisfied the Association's underwriting criteria for newly originated loans. The Association purchased other loans from the RTC prior to 1992. One $49,000 loan was purchased from the Company's defined benefit pension plan in 1996 as that plan was being terminated and in 1995 a $22,000 loan was purchased from a local investor.

          The Association originated mortgage loans totaling $25.1 million, $22.9 million and $13.5 million in 1996, 1995, and 1994 respectively. The Association sold $8.0 million, $5.5 million and $5.2 million of loans in 1996, 1995, and 1994, representing 31.9%, 24.2%, and 38.7% of total loans originated and purchased in those periods. The strong origination effort in 1996 and 1995 was the result of an easing of interest rates, a continuing aggressive marketing effort by the Association and the hiring of a commissioned loan originator. This strategy proved successful as evidenced by the $2.5 million increase in 1996 production over 1995 production and the $9.4 million increase in 1995 production over 1994 production. Consumers were attracted to the Association's portfolio adjustable rate product which featured adjustment terms that were more favorable than the typical adjustable rate product offered in the secondary market. In addition, the Association began offering a construction-permanent loan with a one time closing feature. This product was targeted toward the self-contractor of a custom home. The Association's efforts to increase portfolio lending did not hinder the production of loans sold. The $2.5 million increase in loans sold in 1996 represented a 45.5% increase over 1995 loans sold. At December 31, 1996, Citizens was servicing $1.2 million of loans for others.

     The following table shows total loans originated, purchased, sold and repaid during the periods indicated.


                                                                        Year Ended December 31,
                                                                   -------------------------------

                                                                1996              1995              1994
                                                                ----              ----              ----
                                                                             (In Thousands)
Loan originations:
  One-to-four family residential:
For sale                                                     $ 8,377           $ 5,467            $ 4,293
For portfolio:
 Adjustable-rate                                               8,870             6,399              3,937
  Fixed-rate                                                     726               966                860
  Construction                                                 3,780             6,742              2,210
  Commercial real estate                                         910               735                248
  Consumer                                                     2,108             2,264              1,900
  Commercial business                                            308               324                 98
                                                              ------            ------             ------
    Total loan originations                                   25,079            22,897             13,546
Loans purchased:
One-to-four family residential                                    49                22                --
                                                              ------            ------             ------
    Total loans originated and purchased                      25,128            22,919             13,546
                                                              ------            ------             ------

Sales and loan principal repayments:
  Loans sold                                                   8,014             5,538              5,232
  Loan principal repayments                                   13,528            10,603              9,732
                                                              ------            ------             ------
    Total loans sold and
     principal repayments                                     21,542            16,141             14,964
                                                              ------            ------             ------
Increase (decrease) due to other
  items, net(l)                                                  103              (586)              (697)
                                                              ------            -------            -------
Net increase (decrease) in
  loan portfolio(2)                                          $ 3,483           $ 7,364            $  (721)
                                                               =====             =====              ======

--------------------------------


(1) Other items consist of loans in process, deferred fees and discounts, allowance for loan losses and loans held for sale.

(2)       Excludes changes in loans held for sale.


     REAL ESTATE LENDING STANDARDS AND UNDERWRITING POLICIES - Effective March 19, 1993, all financial institutions were required to adopt and maintain comprehensive written real estate lending policies that are consistent with safe and sound banking practices. These lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies adopted by the federal banking agencies, including the OTS, in December 1992 ("Guidelines"). The Guidelines set forth uniform regulations prescribing standards for real estate lending. Real estate lending is defined as extensions of credit secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate, regardless of whether a lien has been taken on the property.
An institution's lending policy must
address certain lending considerations set forth in the Guidelines, including LTV limits, loan administration procedures, underwriting standards, portfolio diversification standards, and documentation, approval and reporting requirements. The policy must also be appropriate to the size of the institution and the nature and scope of its operations, and must be reviewed and approved by the institution's board of directors at least annually. The LTV ratio framework, with the LTV ratio being the total amount of credit to be extended divided by the appraised value or purchase price of the property at the time the credit is originated, must be established for each category of real estate loans. If not a first lien, the lender must combine all senior liens when calculating this ratio. The Guidelines, among other things, establish the following supervisory LTV limits: raw land (65%); land development (75%); construction (commercial, multi-family and nonresidential) (80%); improved property and one-to four-family residential construction (85%); and one- to four-family (owner occupied) and home equity (no maximum ratio; however, any LTV ratio in excess of 90% should require appropriate insurance or readily marketable collateral).

     Certain institutions can make real estate loans that do not conform with the established LTV ratio limits up to 100% of the institution's total capital. Within this aggregate limit, total loans for all commercial, agricultural, multi-family and other non-one-to-four family residential properties should not exceed 30% of total capital. An institution will come under increased supervisory scrutiny as the total of such loans approaches these levels. Certain loans are exempt from the LTV ratios (e.g., those guaranteed by a government agency, loans to facilitate the sale of real estate owned, loans renewed, refinanced or restructured by the original lender(s) to the same borrower(s) where there is no advancement of new funds, etc.).

       Citizens is in compliance with the above standards.

       Although federal laws and regulations permit savings institutions, such as Citizens, to originate and purchase loans secured by real estate located throughout the United States, Citizens' present lending is done primarily within its primary market area, which consists of East Baton Rouge Parish in Louisiana, and to a lesser extent in West Baton Rouge, Ascension and Livingston Parishes. Subject to Citizens' loans-to-one borrower limitation, Citizens is permitted to invest without limitation in residential mortgage loans and up to 400% of its capital in loans secured by non-residential or commercial real estate. Citizens may also invest in secured and unsecured consumer loans in an amount not exceeding 35% of Citizens' total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, Citizens may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At December 31, 1996, Citizens was well within each of the above lending limits.

     As required by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 1996, Citizens' limit on loans-to-one borrower was $1.6 million and its five largest loans or groups of loans-to-one borrower, including persons or entities related to the borrower, amounted to

$520,000, $478,000, $461,000, $395,000 and $368,000, respectively, at such date.  All of these loans were current at December 31, 1996.

     Under Citizens' real estate lending policy, either a title opinion signed by an approved attorney or a title insurance policy must be obtained for each real estate loan. On certain second mortgage loans, the Association may rely upon an abstract from a reputable, bonded abstractor to certify that the Association's lien is in second position. Citizens also requires fire and extended coverage casualty insurance, in order to protect the properties securing its real estate loans. Borrowers must also obtain flood insurance policies when the property is in a flood hazard area as designated by the Department of Housing and Urban Development. Borrowers may be required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage loan account from which Citizens makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums as they become due.

     LOANS ON EXISTING RESIDENTIAL PROPERTIES. The primary real estate lending activity of Citizens is the origination of loans secured by first mortgage liens on one- to four-family residences. At December 31, 1996, $37.6 million or 79.1% of Citizens' total loan portfolio, including loans held for sale (before net items), consisted of one- to four-family residential loans.

     The loan-to-value ratio, maturity and other provisions of the loans made by Citizens generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by Citizens. Citizens' lending policies on one- to four-family residential mortgage loans generally limit the maximum loan-to-value ratio to 97% of the lesser of the appraised value or purchase price of the property, and generally one- to four-family residential loans in excess of an 80% loan-to-value ratio require private mortgage insurance.

     Citizens offers fixed-rate one- to four-family residential loans with terms up to 30 years. Such loans are amortized on a monthly basis with principal and interest due each month and customarily include "due-on-sale" clauses, which are provisions giving Citizens the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage or the loan is not repaid. Citizens enforces due-on-sale clauses to the extent permitted under applicable laws.

     Various legislative and regulatory changes have given Citizens the authority to originate and purchase mortgage loans which provide for periodic interest rate adjustments subject to certain limitations. Citizens has been actively marketing ARMs in order to decrease the vulnerability of its operations to changes in interest rates. At December 31, 1996, one- to four-family residential ARMs represented $31.1 million or 65.1% of the total loan portfolio, including loans held for sale (before net items).

     Citizens' one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. These loans have interest rates which are scheduled to adjust periodically in accordance with a designated index. Citizens currently offers ARMs on which the interest rate adjusts every one, three, five, seven or 10 years, based upon Treasury securities having a similar maturity plus a specified margin. The margin above the applicable Treasury security index is generally 2.75% for the one and three-year adjustment terms and 3% for the five, seven and 10-year adjustment terms. Citizens also offers various caps on the rate adjustment per period and on the rate adjustment over the life of the loan, and new ARMs generally provide for a minimum interest rate of 5%. In order to be more competitive with respect to ARMS, the Association first began offering seven- and 10-year ARMs in 1994, as well as a maximum interest rate of 10% on one-and three-year ARMS. On ARMs that have a maximum interest rate of 10%, the cap on the rate adjustment per period is 3% instead of the standard 2%. The adjustable-rate loans in Citizens' loan portfolio are not convertible by their terms into fixed rate loans, are assumable, do not contain prepayment penalties and do not produce negative amortization.

     The Association qualifies borrowers based on the initial interest rate on the ARM rather than the fully indexed rate. In a rising interest rate environment, the interest rate on the ARM will increase on the next adjustment date, resulting in an increase in the borrower's monthly payment. To the extent the increased rate adversely affects the borrower's ability to repay his loan, the Association is exposed to increased credit risk. As of December 31, 1996, the Association's non-accruing loans 90 days or more past due were $171,000. See "- Asset Quality."

     The demand for adjustable-rate loans in Citizens' primary market area has been a function of several factors, including the level of interest rates, and the difference between the interest rates offered for fixed-rate loans and adjustable-rate loans. Due to the generally lower rates of interest prevailing in recent periods, the market demand for adjustable-rate loans has decreased as consumer preference for fixed-rate loans has increased. Nevertheless, ARMs have represented a substantial portion of residential mortgage loan originations for Citizens. For 1996, ARMs represented 49.3% of total one- to four-family residential loan originations. The origination percentages of ARMs for 1995 and 1994 were 49.9% and 43.4%, respectively.

     CONSTRUCTION LOANS. At December 31, 1996, $2.4 million or 5.1% of Citizens' total loan portfolio, including loans held for sale (before net items), consisted of loans for the construction of one- to four-family residences. These loans represent loans to individuals who have a contract with a builder for the construction of their residence as well as loans to builders of residential real estate property. This type of lending has significantly increased in recent years and represents the third most significant type of loan for the Association. At December 31, 1995 and 1994, construction loans amounted to $2.6 million and $1.7 million, respectively, or 5.9% and 4.8% of the total loan portfolio, respectively.

     The maximum term on loans for the construction of one- to four-family residences is 18 months, and for the construction of five or more dwelling units or commercial buildings the maximum term is 36 months. For all construction loans, interest is payable at least quarterly at a fixed rate of interest. A construction loan may be combined with any other type of real estate loan the Association is authorized to originate, giving the customer the advantage of a single loan closing. Each construction loan requires builders' risk insurance, a recorded contract between the owner and the builder, an affidavit signed by a registered professional engineer or architect dated subsequent to the Association's construction mortgage indicating that work has not begun or material delivered to the job site prior to the recording of the mortgage, and a commitment by the Association or an approved lender for permanent financing. In certain cases, a performance bond is also required.

     Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates. Citizens generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market area, using conservative underwriting guidelines, and closely monitoring the construction process. The Association generally avoids speculative construction lending, which involves a higher degree of risk than one- to four-family residential lending. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers for properties that are dependent upon sale of the home being constructed.

     COMMERCIAL REAL ESTATE LOANS. The Association's commercial real estate loan portfolio primarily consists of loans secured by office buildings, retail establishments, churches and multi-family dwellings located within the Association's primary market area. Commercial real estate loans amounted to $3.9 million or 8.1% of the total loan portfolio (including loans held for sale) at December 31, 1996. The largest commercial real estate loan at December 31, 1996 was $506,000, and the average balance of such loans at December 31, 1996 was $84,000.

     Nonresidential real estate loans may have terms up to 30 years and generally have adjustable rates of interest. As part of its commitment to loan quality, the Association's senior management reviews each nonresidential loan prior to approval by the Board of Directors. All loans are based on the appraised value of the secured property and loans are generally not made in amounts in excess of 75% of the appraised value of the secured property. All appraisals are performed by an independent appraiser designated by the Association and are reviewed by management. In originating nonresidential loans, the Association considers the quality of the property, the credit of the borrower, the historical and projected cash flow of the project, the location of the real estate and the quality of the property management. Less than $250,000 of commercial real estate loans were originated in each of 1994 and 1992, while $1.3 million of such loans were originated in 1993. In the last quarter of 1995, the Association was successful in attracting several commercial business accounts and refinancing their commercial real estate loans. This resulted in an increase in commercial real estate loan originations of $487,000 in 1995 over 1994. The Association's 1996 plan to attract commercial real estate loans proved successful with slightly over $900,000 in new originations in 1996. This was an increase of $175,000 over 1995 production. The Association plans to continue to pursue loan opportunities in the commercial real estate market during 1997 when the property under consideration combined with the credit worthiness of the borrowers, cash flow of the project and the quality of the management present an acceptable level of risk.

     Commercial real estate lending is generally considered to involve a higher degree of risk than single-family residential lending. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers for rental or business properties. In addition, the payment experience on loans secured by income producing properties is typically dependent on the success of the operation of the related project and thus is typically affected by adverse conditions in the real estate market and in the economy. Citizens generally attempts to mitigate the risks associated with commercial real estate lending by, among other things, lending primarily in its market area and using low LTV ratios in the underwriting process.

     CONSUMER LOANS. The Association's consumer loans consist of home equity and second mortgage loans, automobile loans, loans on deposits, and other secured and unsecured loans. The consumer loans are not being actively marketed and are offered primarily as a service to existing customers. The total consumer loan portfolio has increased to $2.9 million or 6.0% of the total loan portfolio (including loans held for sale) at December 31, 1996 from $1.9 million or 4.6% of the total loan portfolio (including loans held for sale) at December 31, 1992.

     The Association offers loans on new automobiles and trucks with terms up to five years and also offers loans on used vehicles with maximum terms of three to five years depending on the age of the vehicle. Loans secured by deposit accounts are generally offered with an interest rate equal to 3.25% above the rate on the deposit account, with a minimum interest rate of 7.25%. Installment loans are offered with either fixed or adjustable interest rates, and the maximum term is five years if the loan is secured, four years if the loan is unsecured but has an adjustable interest rate, and three years if the loan is unsecured and has a fixed interest rate. Interest only personal loans are offered with a maximum term of one year.

    COMMERCIAL BUSINESS LOANS. The Association does not actively solicit commercial business loans, and such loans are considered on a case-by-case basis. Commercial business loans have been increasing slightly in recent years, and such loans amounted to $787,000 or 1.7% of the total loan portfolio (including loans held for sale) at December 31, 1996.

    LOAN FEES AND SERVICING INCOME. In addition to interest earned on loans, Citizens receives income through the servicing of loans and loan fees charged in connection with loan originations and modifications, late payments, prepayments, changes of property ownership and for miscellaneous services related to its loans. Income from these activities varies from period-to-period with the volume and type of loans made.

    Loan origination fees or "points" are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan. Citizens' loan origination fees are offset against direct loan origination costs, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At December 31, 1996, Citizens had approximately $157,000 of loan fees which had been deferred. The Association also had $282,000 of unearned discounts at December 31, 1996 from the purchase of loans from the RTC. Both the deferred loan fees and the unearned discounts are being recognized as income over the lives of the related loans.

ASSET QUALITY

    DELINQUENT LOANS. The following table sets forth information concerning delinquent loans at December 31, 1996, in dollar amounts and as a percentage of the Association's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                                    December 31, 1996
                                       -------------------------------------------------------------------------------

                                                  30-59                                            90 or More Days
                                               Days Overdue                 60-89 Days Overdue           Overdue
                                       -------------------------     --------------------------    -------------------
                                                        Percent                    Percent                    Percent
                                                       of Total                   of Total                    of Total
                                       Amount            Loans       Amount         Loans           Amount     Loans
                                       -------           -----       ------        -----            ------     -----
                                                                (Dollars in Thousands)
One- to four-family
 residential real estate
 loans                                 $ 61              .13%          $32          .07%                $76      .16%
Commercial loans                          3              .01           ---          ---                 ---      ---
Consumer loans                           42              .08           ---          ---                 ---      ---
                                       ----              ---           ---          ---                 ---      ---
Total delinquent loans                 $106              .22%          $32          .07%                $76      .16%
                                       ====              ===           ===          ===                 ===      ===

     NON-PERFORMING ASSETS. When a borrower fails to make a required loan payment, Citizens attempts to cause the default to be cured by contacting the borrower. In general, contacts are made after a payment is more than 15 days past due, at which time a late charge is assessed. Defaults are cured promptly in most cases. If the delinquency on a mortgage loan exceeds 90 days and is not cured through Citizens' normal collection procedures, or an acceptable arrangement is not worked out with the borrower, Citizens will commence foreclosure action.

     If foreclosure is effected, the property is sold at a sheriff's sale. If Citizens is the successful bidder, the acquired real estate property is then included in Citizens' "real estate owned" account until it is sold. Citizens is permitted under applicable regulations to finance sales of real estate owned by "loans to facilitate" which may involve more favorable interest rates and terms than generally would be granted under Citizens' underwriting guidelines. At the end of each of the last five years, Citizens had no loans to facilitate.

     The Association generally places loans on non-accrual status when the payment of interest becomes 90 days past due or when interest payments are otherwise deemed uncollectible.

     The following table sets forth the amounts of the Company's non-performing assets at the dates indicated. At such dates, there were no troubled debt restructurings.

                                                                         December 31,

                                                   --------------------------------------------------------

                                                   1996         1995         1994         1993        1992
                                                   ----         ----         ----         ----        ----
                                                                    (Dollars in Thousands)

Total non-performing assets:
 Non-accruing loans 90 days or                      $171        $118         $109        $ --       $ ---
  more past due
 Real estate owned, net                               64          39          ---          80         298
                                                    ----        ----         ----         ---         ---

 Total non-performing assets                        $235        $157         $109        $ 80       $ 298
                                                    ====        ====         ====        ====       =====

Total non-performing loans as a
 percentage of loans, net                           .38%        .28%         .32%         ---         ---
                                                    ====        ====         ====        ====       =====

Total non-performing assets as a
 percentage of total assets                         .31%        .20%         .16%        .11%        .41%
                                                    ====        ====         ====        ====        ====


     The $171,000 of non-accruing loans 90 days or more past due at December 31, 1996 consisted of one-to four-family residential loans for $170,000 secured by property mainly in the Baton Rouge metropolitan area, and a $1,000 secured consumer loan.

     The Association's real estate owned steadily declined from $298,000 at December 31, 1992 to $0 at December 31, 1994, and then slightly increased to $64,000 at December 31, 1996.

     All loans are reviewed on a regular basis under the Association's asset classification policy. The Association's total classified assets at December 31, 1996 (excluding loss assets specifically reserved for) amounted to $561,000, of which $531,000 was classified as special mention and $30,000 was classified as substandard. See "Regulation - The Association - Classified Assets."

     At December 31, 1996, management was not aware of any additional loans with possible credit problems which caused it to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which in management's view may result in the future inclusion of such items in classified assets.

     ALLOWANCE FOR LOAN LOSSES. At December 31, 1996, Citizens' allowance for loan losses amounted to $61,000 or .13% of the total loan portfolio (including loans held for sale). Citizens' loan portfolio consists primarily of one- to four-family residential loans and, to a lesser extent, commercial real estate loans, construction loans, consumer loans and commercial business loans.

The Association believes that there are no material elements of risk in its loan portfolio, and total nonperforming assets have remained at very low levels. The classification of assets policy is reviewed periodically by the Board of Directors. The loan loss allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on the past three-year loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, general economic conditions, and other factors and estimates which are subject to change over time. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

     The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.

                                                            At of For Year Ended December 31,
                                               ------------------------------------------------------------

                                                  1996         1995        1994         1993         1992
                                                 -----        -----        ----         ----         ----

                                                                  (Dollars in Thousands)
Total loans outstanding(l)                    $47,592      $44,212      $36,262       $37,680     $41,153
Allowance for loan losses, beginning of
  period                                           82          139          129           180         271
Provision for (recovery of) loan losses            35            1           10           (43)        (43)
                                               ------       ------      -------       --------    --------
Charged-off loans:
  Consumer loans                                   20           10           --             2          --
  Commercial real estate                           26           --           --             6          39
  One- to four-family residential                  10           48           --            --          15
                                               ------       ------      -------       -------     -------
    Total charged-off loans                        56           58           --             8          54
                                               ------       ------      -------       -------     -------
Recoveries on loans previously
  charged-off:
  Commercial real estate                           --           --           --           --            5
  Consumer                                         --           --           --           --            1
                                               ------       ------      -------       -------     -------
    Total recoveries                               --           --           --           --            6
                                               ------       ------      -------       -------     -------
  Net loans charged-off (recovered)                56           58           --           --           48
                                               ------       ------      -------       -------     -------
Allowance for loan losses, end of period          $61         $ 82         $139          $129        $180
                                               ======       ======      =======       =======     =======
Allowance for loan losses as a percent of
  total loans outstanding                         .13%         .19%         .38%          .34%        .44%
                                               ======       ======      =======       =======     =======
Allowance for loan losses as a percent of
  non-performing loans(2)                       35.67%       69.49%      127.52%           --%        ---%
                                               ======       ======      =======       =======     =======
Ratio of net charge-offs during the period
  to average loans outstanding during the
  period                                          .13%         .15%          --%          .02%        .12%
                                               =======      ======      =======       =======     =======

------------------

(1)      Includes loans held for sale.

(2) The Association had no non-performing loans at December 31, 1993 and 1992.

     The following table presents the allocation of Citizens' allowance for loan losses by type of loan at each of the dates indicated.


                                                                   December 31,
                                -----------------------------------------------------------------------------
                                          1996                       1995                       1994
                                ----------------------      -------------------------   ---------------------
                                               Loan                         Loan                      Loan
                                             Category                     Category                  Category
                                  Amount      as a %          Amount       as a %        Amount      as a %
                                    of       of Total           of         of Total        of       of Total
                                Allowance      Loans        Allowance       Loans       Allowance     Loans
                                ---------    --------       ---------     ---------     ---------   ---------

                                                             (Dollars in Thousands)
One- to four-family residential    $  5         79.1%        $ 29            76.5%          $ 69         77.7%
Construction                         --          5.1           --             5.9             --          4.8
Commercial real estate               --          8.1           --            10.4             15         11.8
Consumer                              1          6.0           21             5.5              5          4.7
Commercial business                  --          1.7           --             1.7             --          1.0
Unallocated(l)                       55           --           32              --             50           --
                                    ---        -----         ----           -----            ---        -----
Total                              $ 61        100.0%        $ 82           100.0%          $139        100.0%
                                    ===        =====          ===           =====            ===        =====



                                   -----------------------------------------------------
                                           1993                          1992
                                   ----------------------    ---------------------------
                                                  Loan                           Loan
                                                Category                       Category
                                     Amount      as a %          Amount         as a %
                                      of        of Total           of          of Total
                                   Allowance      Loans         Allowance        Loans
                                   ---------    ---------       ---------     -- -------

                                                  (Dollars in Thousands)
One- to four-family residential       $ 55          77.8%       $  74             79.7%
Construction                            --           3.5           --              2.8
Commercial real estate                  --          13.2            2             11.2
Consumer                                 1           3.9            1              4.7
Commercial business                     --           1.6           --              1.6
Unallocated(l)                          73            --          103               --
                                       ---         -----          ---            -----
Total                                 $129         100.0%        $180            100.0%
                                       ===         =====          ===            =====


-----------

(1) Consists of unclassified general allowances established for future undetermined losses.

INVESTMENT SECURITIES


     The investment policy of the Company, which is established by the Board of Directors, is designed primarily to maintain liquidity within regulatory limits, maintain a balance of high-quality investments to minimize risk, provide collateral for pledging requirements, provide alternative investments when loan demand is low, maximize returns while preserving liquidity and safety, and manage interest rate risk. Citizens is required to maintain certain liquidity ratios and does so by investing in securities that qualify as liquid assets under OTS regulations. See "Regulation - The Association - Liquidity Requirements" for a description of such regulations. Such securities include obligations issued or fully guaranteed by the United States government, certain federal agency obligations and certificates of deposit.

     Investment securities (excluding FHLB stock) totaled $19.3 million or 25.6% of total assets at December 31, 1996. The investment securities consist of U.S. government and agency securities and are accounted for as held-to-maturity. The aggregate market value of such securities was $19.2 million at December 31, 1996. At December 31, 1996, $12.6 million of investment securities were scheduled to mature in one year or less, $6.7 million of investment securities were scheduled to mature in more than one and through five years, and no investment securities were scheduled to mature in more than five years.

     The following table sets forth certain information relating to the Company's investment securities portfolio at the dates indicated.

                                                               December 31,
                                  ----------------------------------------------------------------------
                                           1996                     1995                     1994
                                  --------------------      ------------------       -------------------
                                  Carrying     Market       Carrying    Market        Carrying    Market
                                    Value       Value         Value      Value         Value       Value
                                    -----       -----         -----      -----         -----       -----
                                                                 (In Thousands)
U.S. Government and
  agency securities               $19,254      $19,229      $22,521     $22,525       $27,784     $27,040
FHLB stock                            380          380          358         358           336         336
                                  -------      -------      -------     -------      --------     -------
  Total                           $19,634      $19,609      $22,879     $22,883       $28,120     $27,376
                                  =======      =======      =======     =======       =======     =======


     At December 31, 1996 and 1995, U.S. Government agency securities included structured notes with an amortized cost of $4.5 million and $5.5 million, respectively, and a market value of $4.5 million and $5.4 million, respectively. The structured notes at December 31, 1996 included $1.0 million of FHLB step-up notes, $3.0 million of adjustable-rate FHLB notes that are not subject to interest rate caps, and $500,000 of adjustable-rate FHLB notes that are subject to interest rate caps. The interest rate on the step-up notes is scheduled to increase by pre-determined amounts on pre-determined dates, and the notes are callable at par on each date the interest rate is scheduled to increase. If the step-up interest rate exceeds the then current market rate for notes with similar terms to the next adjustment date or maturity date, then the note would generally be called and the Company would have to re-invest the proceeds in the lower interest rate environment. If the step-up interest rate is less than the then current market rate, the note would generally not be called and the Company would continue to hold the note with a below market interest rate. The adjustable-rate notes that are not subject to interest rate caps adjust monthly based on the 11th District cost of funds index minus 17.5 to 35 basis points. The adjustable-rate notes that are subject to interest rate caps adjust based on the 90-day U.S. Treasury bill plus a specified margin, subject to varying caps on the interest rate. The above notes subject the Company to interest rate risk. Management attempts to minimize the risks associated with these types of instruments by investing only in instruments which mature within five years.

    The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 1996. No tax-exempt yields have been adjusted to a tax equivalent basis.

                                               Amounts at December 31, 1996 Which Mature In
                                  --------------------------------------------------------------------------
                                                                    Over One
                                                 Weighted      Year       Weighted    Over         Weighted
                                  One Year       Average     Through      Average     Five          Average
                                    or Less       Yield     Five Years     Yield     Years           Yield
                                  ----------    --------    -----------   ---------  ------         --------
                                                            (Dollars in Thousands)
Bonds and other debt
  securities:
 U.S. Government
     and federal agencies         $12,586      6.08%        $6,668      6.19%             --        -- %
Equity securities:
  FHLB stock(l)                        --        --             --        --             380       5.90
                                  -------      ----         ------       ---         -------       ----
   Total investment
     securities                   $12,586      6.08%        $6,668      6.19%        $   380       5.90%
                                  =======      ====         ======      ====         =======       ====


--------------------------

(1) As a member of the FHLB of Dallas, Citizens is required to maintain its investment in FHLB stock, which has no stated maturity.

         At December 31, 1996, the Company did not have investments in any one issuer which exceeded more than 10% of the Company's total stockholders' equity.


MORTGAGE-BACKED SECURITIES

         The Company has invested in a portfolio of mortgage-backed securities that are insured or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA") or the Federal National Mortgage Association ("FNMA"). Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of one- to four-family or multi-family residential mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Company. FHLMC is a public corporation chartered by the U.S. government and guarantees the timely payment of interest.

FHLMC mortgage-backed securities are not backed by the full faith and credit of the United States, but because FHLMC is a U.S. government sponsored enterprise, these securities are considered high quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government assisted housing programs. The GNMA guarantees the timely payment of principal and interest, and GNMA securities are backed by the full faith and credit of the U.S. Government. The FNMA guarantees the timely payment of principal and interest on FNMA securities.

     At December 31, 1996, all of the Company's mortgage-backed securities are accounted for as held-to-maturity and had a book value and approximate market value of $2.3 million and $2.3 million, respectively. For additional information relating to the Company's mortgage-backed securities, see Note 3 of Notes to Consolidated Financial Statements in the 1996 Annual Report to Stockholders filed as Exhibit 13 hereto ("1996 Annual Report").

     Mortgage-backed securities generally yield less than the loans that underlie such securities, because of the cost of payment guarantees or credit enhancements that result in nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize obligations of the Company. In general, mortgage-backed pass-through securities are weighted at no more than 20% for risk-based capital purposes, compared to an assigned risk weighting of 50% to 100% for whole residential mortgage loans. As a result, these types of securities allow the Company to optimize regulatory capital to a greater extent than non-securitized whole loans. While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities.

     The following table sets forth the composition of the Company's mortgage-backed securities portfolio at each of the dates indicated.

                                                                       December 31,
                                                       -------------------------------------------------
                                                            1996             1995              1994
                                                       -------------     -------------     -------------

                                                                             (In Thousands)
Mortgage-backed
  securities:
   FHLMC                                                     $  159           $  188            $  238
   FNMA                                                         424              497               562
   GNMA                                                       1,692            1,880             2,073
                                                              -----            -----             -----
        Total                                                $2,275           $2,565            $2,873
                                                              =====            =====             =====

     Information regarding the contractual maturities and weighted average yield of the Company's mortgage-backed securities portfolio at December 31, 1996 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

                                               Amounts at December 31, 1996 Which Mature In
                                  --------------------------------------------------------------------------

                                                                    After Five
                                    One Year       After One to         to           Over 10
                                    or Less         Five Years       10 Years          Years          Total
                                  -----------     -------------    -----------      -----------    ---------
                                                              (Dollars in Thousands)
FHLMC                             $     --         $      3         $     --           $  156         $  159
FNMA                                    --               --               --              424            424
GNMA                                    --               --               --            1,692          1,692
                                  --------         --------         --------           ------         ------
Total                             $     --         $      3         $     --           $2,272         $2,275
                                  --------         --------         --------           ------         ------

Weighted average yield                  --%            9.00%              --%            6.74%          6.74%
                                  ========         ========         ========           ======         ======


         The following tables sets forth the purchases, and principal repayments of the Company's mortgage-backed securities during the periods indicated. No mortgage-backed securities have been sold in the last three years.

                                                                        At or For the
                                                                   Year Ended December 31,
                                                        ---------------------------------------------
                                                            1996             1995              1994
                                                        -----------       ----------        ---------
                                                                       (Dollars in Thousands)
Mortgage-backed securities
   at beginning of period                                   $2,565           $2,873            $3,321
Purchases                                                       90               --                --
Repayments                                                    (376)            (305)             (444)
Amortizations of premiums
   and discounts, net                                           (4)              (3)               (4)
                                                             -----            -----             -----
Mortgage-backed securities at
   end of period                                            $2,275           $2,565            $2,873
                                                             =====            =====             =====
Weighted average yield at
   end of period                                              6.74%            6.45%             5.68%
                                                              ====             ====             =====

SOURCES OF FUNDS


     GENERAL. Deposits are the primary source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from principal repayments on loans and mortgage-backed securities. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer-term basis for general business purposes.

     DEPOSITS. The Company's deposits are attracted principally from within the Company's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market deposit accounts ("MMDAs"), regular savings accounts, and term certificate accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

     The large variety of deposit accounts offered by the Company has increased the Company's ability to retain deposits and allowed it to be more competitive in obtaining new funds, but has not eliminated the threat of disintermediation (the flow of funds away from savings institutions into direct investment vehicles such as government and corporate securities). During periods of high interest rates, deposit accounts that have adjustable interest rates have been more costly than traditional passbook accounts. In addition, the Company is subject to short-term fluctuations in deposit flows because funds in transaction accounts can be withdrawn at any time and because 69.1% of the certificates of deposit at December 31, 1996 mature in one year or less. The Company's ability to attract and maintain deposits is affected by the rate consciousness of its customers and their willingness to move funds into higher-yielding accounts. The Company's cost of funds has been, and will continue to be, affected by money market conditions.

     The following table sets forth the savings flows of the Company during the periods indicated.

                                                                     Year Ended December 31,
                                                            ---------------------------------------------

                                                                1996            1995              1994
                                                           ----------        ----------         ---------

                                                                           (In Thousands)

Deposits                                                    $161,012         $155,503          $131,710
Withdrawals                                                  163,733          157,233           136,639
                                                            --------         --------          --------
Increase (decrease) before interest
  credited                                                    (2,721)          (1,730)           (4,929)
Interest credited                                              1,664            1,684             1,414
                                                            --------         --------          --------
  Net increase (decrease) in deposits                       $ (1,057)        $    (46)         $ (3,515)
                                                            ========         ========          ========

     The Company attempts to control the flow of deposits by pricing its accounts to remain generally competitive with other financial institutions in its market area, but does not necessarily seek to match the highest rates paid by competing institutions. The Association has generally not taken a position of price leadership in its markets unless there has been an opportunity to market longer term deposits.

     The following table shows the distribution of, and certain other information relating to, the Company's deposits by type of deposit, as of the dates indicated.

                                                              December 31,
                                  ------------------------------------------------------------------------

                                             1996                    1995                      1994
                                  ---------------------   ----------------------    ----------------------
                                   Amount          %         Amount          %         Amount          %
                                  -------       -------   ----------    --------    ----------     -------

                                                            (Dollars in Thousands)
Certificate accounts:
2.00% - 3.00%                       $319          .5%       $141           .2%        $530             .9%
3.01% - 4.00%                      1,207         2.0       1,517          2.4       25,353           40.5
4.01% - 5.00%                     19,145        31.2      18,577         29.7        5,958            9.5
5.01% - 6.00%                     12,176        19.8      13,246         21.2        7,784           12.4
6.01% - 7.00%                      5,675         9.2       6,632         10.6          883            1.4
7.01% - 8.00%                      1,257         2.0       1,449          2.3          342             .5
8.01% or more                        390          .7         412           .7          410             .8
                                 -------        ----     -------        -----      -------          -----
  Total certificate
  accounts                        40,169        65.4      41,974         67.1       41,260           66.0
                                 -------        ----     -------        -----      -------          -----
Transaction accounts:
  Passbook savings                 6,160        10.0       6,523         10.4        7,268           11.6
  MMDAs                            5,828         9.5       6,293         10.1        6,584           10.5
  Demand and NOW
    accounts(l)                    9,300        15.1       7,724         12.4        7,448           11.9
                                 -------        ----     -------        -----      -------          -----
      Total transaction
        accounts                  21,288        34.6      20,540         32.9       21,300           34.0
                                 -------        ----     -------        -----      -------          -----
      Total deposits             $61,457       100.0%    $62,514        100.0%     $62,560          100.0%
                                 =======       =====     =======        =====      =======          =====

------------

(1) Includes noninterest-bearing deposits of $3.3 million, $4.4 million and $2.4 million at December 31, 1996, 1995 and 1994, respectively.

         The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

                                                            Year Ended December 31,
                                   -----------------------------------------------------------------------------
                                             1996                       1995                     1994
                                   ----------------------   ------------------------     -----------------------

                                                 Average                    Average                   Average
                                    Average       Rate       Average         Rate         Average       Rate
                                    Balance       Paid       Balance         Paid         Balance       Paid
                                   ---------     --------   ----------    ----------     ---------    ----------

                                                               (Dollars in Thousands)

Passbook savings accounts          $  6,159          1.98%    $ 6,746         2.11%         $ 7,321        2.13%
Demand and NOW accounts               5,776          2.20       4,820         2.49            4,956        2.48
MMDAs                                 6,348          2.08       6,382         2.27            7,267        2.29
Certificates of deposit              41,095          5.22      42,230         4.98           42,878        3.87
                                   --------         -----     -------         ----           ------        ----
  Total interest-bearing
    deposits                         59,378          4.26%     60,178         4.17%          62,422        3.37%
                                                    =====                     ====                         ====

Noninterest-bearing
  deposits                            2,562                     2,404                         2,654
                                     ------                    ------                        ------
    Total deposits                  $61,940                   $62,582                       $65,076
                                     ======                    ======                        ======


         The principal methods used by the Association to attract deposits include the offering of a wide variety of services and accounts, competitive interest rates and convenient office locations. The Company is a member of the Pulse automatic teller machine network. The Company uses traditional marketing methods to attract new customers and deposits, including mass media advertising and direct mailings.

         The Company does not advertise for deposits outside of its primary market area. At December 31, 1996, the Company had no deposits that were obtained through deposit brokers. The Company does not actively solicit broker deposits and does not pay fees to such brokers.

         The following table presents, by various interest rate categories, the amount of certificates of deposit at December 31, 1996 and the amounts at December 31, 1996 which mature during the periods indicated.


                                                            Balance at December 31, 1996
                                                       Maturing in the 12 Months Ending December 31,
                                             -------------------------------------------------------------
         Certificates of Deposit                1997         1998         1999       Thereafter   Total
         -----------------------------       ---------     ---------    ---------   ------------ ---------

                                                                        (In Thousands)
         2.00% - 3.00%                         $   319     $   --         $   --       $   --     $   319
         3.01% - 4.00%                           1,207         --             --           --       1,207
         4.01% - 5.00%                          18,401        742             --            3      19,146
         5.01% - 6.00%                           3,066      6,240          1,858        1,011      12,175
         6.01% - 7.00%                           3,777        161            405        1,333       5,676
         7.01% - 8.00%                             740        100             --          417       1,257
         8.01% or more                             264         88             32            5         389
                                                ------      -----          -----        -----      ------

           Total certificate accounts          $27,774     $7,331         $2,295       $2,769     $40,169
                                                ======      =====          =====        =====      ======


         The following table sets forth the maturities of the Company's certificates of deposit of $100,000 or more at December 31, 1996 by time remaining to maturity.

Quarter Ending:                                                 Amounts
--------------------------------                         -----------------
                                                            (In Thousands)
March 31, 1997                                                   $1,600
June 30, 1997                                                     1,353
September 30, 1997                                                  722
December 31, 1997                                                   200
After December 31, 1997                                           2,008
                                                                  -----
   Total certificates of deposit with
       balances of $100,000 or more                              $5,883
                                                                  =====


         BORROWINGS. The Association may obtain advances from the FHLB of Dallas upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, investment securities and mortgage-backed securities, provided certain standards related to credit worthiness have been met. See "Regulation - The Association - Federal Home Loan Bank System." Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. The Association has not utilized advances from the FHLB of Dallas in the last five years.

SUBSIDIARY.

     In 1984, the Association's wholly owned subsidiary, 665 Florida Street Corp. ("FSC"), purchased an 80% ownership interest in Roberts and Eastland Insurance Agency ("Roberts and Eastland"). Roberts and Eastland engages in a general insurance agency business and offers a wide variety of insurance to businesses and individuals, including general liability, commercial automobile, workers' compensation, property coverage and construction bond insurance to businesses and homeowners', automobile, rental coverage and flood insurance to individuals. Roberts and Eastland also offers life insurance and group medical insurance. Roberts and Eastland acquired a smaller insurance agency in 1986. While Roberts and Eastland has been profitable since 1984, its average commissions have declined from approximately 15% at the time of the acquisition to a range of 10 to 11%. Roberts and Eastland has been successful in hiring and training another producer to complement its primary producer, who has been with the agency for 30 years.

     At December 31, 1996, the Association's total investment in FSC amounted to $159,000. See Notes 1 and 22 of Notes to Consolidated Financial Statements in the 1996 Annual Report. For financial information with respect to FSC for each of the last three years, see Note 22 of Notes to Consolidated Financial Statements in the 1996 Annual Report.

     The Association is permitted to invest up to 3% of its assets in the capital stock of, and secured and unsecured loans to, subsidiary corporations or service corporations, provided that at least one-half of the investments in excess of 1% of assets are utilized for community or inner-city purposes. In addition, federally chartered savings institutions may make, subject to the loans-to-one borrower limitations, conforming loans to service corporations (1) in which the institution owns or holds more than 10% of the capital stock of the service corporation, an aggregate amount of up to 50% of the institution's risk-based capital, and (2) in which the institution does not own or hold more than 10% of the capital stock of the service corporation, an amount up to 100% of the institution's risk-based capital. The Association's investment is well within these limitations. In addition, federal regulations permit service corporation subsidiaries to engage in an insurance agency business for liability, casualty, automobile, life, health, accident or title insurance, but not private mortgage insurance.

COMPETITION


     The Company faces significant competition both in attracting deposits and in making loans. Its most direct competition for deposits has come historically from commercial banks, credit unions and other savings institutions located in its primary market area, including many large financial institutions which have greater financial and marketing resources available to them. Some of the Company's major competitors include Banc One, Hibernia National Bank, Whitney National Bank, City National Bank, Hancock Bank of Louisiana and Union Planters. In addition, the Company faces additional significant competition for investors' funds from short-term money market mutual funds and issuers of corporate and government securities. The Company competes for deposits principally by offering depositors a variety of deposit programs. The Company does not rely upon any individual group or entity for a material portion of its deposits. The Company estimates that its market share of total deposits in East Baton Rouge Parish, Louisiana is approximately 1.5%.

     The Company's competition for real estate loans comes principally from mortgage banking companies, commercial banks, other savings institutions and credit unions. The Company competes for loan originations primarily through the interest rates and loan fees it charges, and the efficiency and quality of services it provides borrowers and real estate brokers. Factors which affect competition include general and local economic conditions, current interest rate levels and volatility in the mortgage markets.

EMPLOYEES

     The Company and its subsidiaries had 42 full-time employees and 7 part-time employees at December 31, 1996. None of these employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

                                   REGULATION
THE COMPANY

     GENERAL. The Company, as a registered savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended ("HOLA"), is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, Citizens is subject to certain restrictions in its dealings with the Company and affiliates thereof

     ACTIVITIES RESTRICTIONS. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution;
(ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, as discussed under "- The Association - Qualified Thrift Lender Test," then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "- The Association - Qualified Thrift Lender Test."

     If the Company were to acquire control of another savings institution, other than through merger or other business combination with Citizens, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries

(other than Citizens or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity other than, upon prior notice to, and no objection by the
OTS: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust;
(vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the FRB as permissible for bank holding companies. nose activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

     LIMITATIONS ON TRANSACTIONS WITH AFFILIATES. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act and OTS regulations. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, such provisions (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition to the restrictions imposed by such provisions, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

     In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1996, Citizens was in compliance with the above restrictions.

     RESTRICTIONS ON ACQUISITIONS. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

     The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquirer is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

     Under the Bank Holding Company Act of 1956, the FRB is authorized to approve an application by a bank holding company to acquire control of a savings institution. In addition, a bank holding company that controls a savings institution may merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the Bank Insurance Fund ("BIF") with the approval of the appropriate federal banking agency and the FRB. As a result of these provisions, there have been a number of acquisitions of savings institutions by bank holding companies in recent years.

THE ASSOCIATION

     GENERAL. The OTS has extensive authority over the operations of federally chartered savings institutions and is the primary federal regulator of the Association. As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision is primarily intended for the protection of depositors.

     The OTS' enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.

     On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA') was enacted into law. The FDICIA provided for, among other things, the recapitalization of the BIF; the authorization of the FDIC to make emergency special assessments under certain circumstances against BIF members and members of the SAIF; the establishment of risk-based deposit insurance premiums; and improved examinations and reporting requirements. The FDICIA also provided for enhanced federal supervision of depository institutions based on, among other things, an institution's capital level. See- "Prompt Corrective Action."

     INSURANCE OF ACCOUNTS. The deposits of Citizens are insured to the maximum extent permitted by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

     Under current FDIC regulations, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital--"well capitalized," "adequately capitalized," and "undercapitalized"--which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created resulted in nine assessment risk classifications, with rates ranging prior to September 30, 1996 from .23% for well capitalized, healthy institutions to .31% for undercapitalized institutions with substantial supervisory concerns. The insurance premiums for Citizens for each of the semi-annual periods in the first half of 1996 and in 1995 and 1994 were .23% (per annum) of insured deposits.

     The deposits of Citizens are currently insured by the SAIF. Both the SAIF and the BIF, the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF had achieved a fully funded status in contrast to the SAIF and, therefore, the FDIC substantially reduced the average deposit insurance premium paid by commercial banks to a level approximately 75% below the average premium then paid by savings institutions.

     On November 14, 1995, the FDIC approved a final rule regarding deposit insurance premiums. The final rule reduces deposit insurance premiums for BIF member institutions to zero basis points (subject to a $2,000 minimum) for institutions in the lowest risk category, while holding deposit insurance premiums for SAIF members at their then current levels (23 basis points for institutions in the lowest risk category). The reduction was effective with respecti to the semiannual premium assessment beginning January 1, 1996.

     On September 30, 1996, President Clinton signed into law legislation which eliminates the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The legislation required all SAIF member institutions pay a one-time special assessment to recapitalize the SAIF, with the aggregate amount to be sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. The legislation also provides for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

         Implementing FDIC regulations imposed a one-time special assessment equal to 65.7 basis points for all SAIF-assessable deposits as of March 31, 1995, which was accrued as an expense on September 30, 1996. The one-time special assessment for the Association amounted to $414,000. Net of related tax benefits, the one-time special assessment amounted to $273,000 or $.29 per share. The payment of such special assessment had the effect of immediately reducing the Association's capital by such amount. Nevertheless, management does not believe that this one-time special assessment had a material adverse effect on the Company's consolidated financial condition.

         In the fourth quarter of 1996, the FDIC lowered the assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates generally range from zero basis points to 27 basis points, except that during the fourth quarter of 1996, the rates for SAIF members ranged from 18 basis points to 27 basis points in order to include assessments paid to the Financing Corporation ("FICO"). From 1997 through 1999, SAIF members will pay 6.4 basis points to fund the FICO, while BIF member institutions will pay approximately 1.3 basis points. The Association's insurance premiums, which had amounted to 23 basis points, were thus reduced to 6.4 basis points effective January 1, 1997. All institutions that pay assessments to the SAIF also received a partial refund of the fourth quarter assessment that was applied to the first quarter 1997 billing. Based upon the $61.5 million of assessable deposits at December 31, 1996, the 6.4 basis point premiums and the refund, the Association will pay $64,000 less in insurance premiums in the first half of 1997.

         The FDIC may terminate the deposit insurance of any insured depository institution, including Citizens, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Association's deposit insurance.

         REGULATORY CAPITAL REQUIREMENTS. Federally insured savings institutions are required to maintain minimum levels of regulatory capital. The OTS has established capital standards applicable to all savings institutions. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

         Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. Citizens had no goodwill or other intangible assets at December 31, 1996. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). Because Roberts and Eastland only engages in insurance activities on an agency basis, the Association's investment in its subsidiary is not deducted for capital purposes.

         In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets are (i) 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government;
(ii) 20% for securities (other than equity securities) issued by U.S. Government-sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent one- to four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC, qualifying residential bridge loans made directly for the construction of one- to four-family residences and qualifying multi-family residential loans; and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, and one- to four-family residential real estate loans more than 90 days delinquent, and for repossessed assets.

         In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2.0% of the estimated economic value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2.0% multiplied by the economic value of its assets. The rule also authorizes the Director of the OTS, or his designee, to waive or defer an institution's interest rate risk component on a case-by-case basis. The final rule was originally effective as of January 1, 1994, subject however to a two quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. However, in October 1994 the Director of the OTS indicated that it would waive the capital deductions for institutions with a greater than "normal" risk until the OTS published an appeals process. On August 21, 1995, the OTS released Thrift Bulletin 67 which established (i) an appeals process to handle "requests for adjustments" to the interest rate risk component and (ii) a process by which "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to determine their interest rate risk component. The Director of the OTS indicated, concurrent with the release of Thrift Bulletin 67, that the OTS will continue to delay the implementation of the capital deduction for interest rate risk pending the testing of the appeals process set forth in Thrift Bulletin 67.

     At December 31, 1996, Citizens exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 14.23%, 14.23% and 30.15%, respectively. The following table sets forth Citizens' compliance with each of the above-described capital requirements as of December 31, 1996.

                                                   Tangible                Core             Risk-Based
                                                    Capital             Capital(l)          Capital (2)
                                                --------------      ----------------     -----------------
                                                                 (Dollars in Thousands)
Capital under GAAP                                 $10,563               $10,563               $10,563
Additional capital items:
  General valuation
    allowances(3)                                       --                    --                    61
                                                    ------                ------                ------
Regulatory capital                                  10,563                10,563                10,624
Minimum required
  regulatory capital(4)                              1,114                 2,227                 2,819
                                                    ------                ------                ------
Excess regulatory capital                          $ 9,449                $8,336                $7,805
                                                     =====                 =====                 =====
Regulatory capital as a
   percentage                                        14.23%                14.23%                30.15%
Minimum capital required
    as a percentages)                                 1.50                  3.00                  8.00
                                                    ------                ------                ------
Regulatory capital as a
    percentage in excess of
    requirements                                     12.73%                11.23%                22.15%
                                                     =====                ======                ======

------------

(1)      Does not reflect the 4.0% requirement to be met in order for an
         institution to be "adequately capitalized."   See "-Prompt Corrective
         Action."

(2) Does not reflect the interest-rate risk component in the risk-based capital requirement.

(3) General valuation allowances are only used in the calculation of risk-based capital. Such allowances are limited to 1.25% of risk-weighted assets.

(4) Tangible and core capital are computed as a percentage of adjusted total assets of $74.2 million. Risk-based capital is computed as a percentage of adjusted risk weighted assets of $35.2 million.

         Effective November 28, 1994, the OTS revised its interim policy issued in August 1993 under which savings institutions computed their regulatory capital in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the revised OTS policy, savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of GAAP capital. This change in policy did not affect the Association's regulatory capital at December 31, 1996.

     A savings institution which is not in capital compliance or which is otherwise deemed to require more than normal supervision is subject to restrictions on its ability to grow pursuant to Regulatory Bulletin 3a-1. In addition, a provision of HOLA generally provides that the Director of the OTS must restrict the asset growth of savings institutions not in regulatory capital compliance, subject to a limited exception for growth not exceeding interest credited.

     A savings institution which is not in capital compliance is also automatically subject to the following: (i) new directors and senior executive officers and employment contracts for senior executive officers must be approved by the OTS in advance; (ii) the savings institution may not accept or renew any brokered deposits; (iii) the savings institution is subject to higher OTS assessments as a capital-deficient institution; and (iv) the savings institution may not make any capital distributions without prior written approval.

     Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution's operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The OTS' capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

     PROMPT CORRECTIVE ACTION. Under Section 38 of the FDIA, as added by the FDICIA, each federal banking agency was required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies, including the OTS, adopted substantially similar regulations to implement Section 38 of the FDIA, effective as of December 19, 1992. Under the regulations, an institution is deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

     An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. In addition, undercapitalized institutions are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions.

     At December 31, 1996, Citizens was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

     SAFETY AND SOUNDNESS. On November 18, 1993, a joint notice of proposed rulemaking was issued by the OTS, the FDIC, the Office of the Comptroller of the Currency and the FRB (collectively, the "agencies") concerning standards for safety and soundness required to be prescribed by regulation pursuant to Section 39 of the FDIA In general, the standards relate to (1) operational and managerial matters; (2) asset quality and earnings; and
(3) compensation. The operational and managerial standards cover (a) internal controls and information systems, (b) internal audit system, (c) loan documentation, (d) credit underwriting, (e) interest rate risk exposure, (f) asset growth, and (g) compensation, fees and benefits. Under the proposed asset quality and earnings standards, Citizens would be required to maintain
(1) a maximum ratio of classified assets (assets classified substandard, doubtful and to the extent that related losses have not been recognized, assets classified loss) to total capital of 1.0, and (2) minimum earnings sufficient to absorb losses without impairing capital. The last ratio concerning market value to book value was determined by the agencies not to be feasible.
Finally, the proposed compensation standard states that compensation will be considered excessive if it is unreasonable or disproportionate to the services actually performed by the individual being compensated. Legislation enacted in 1994: (1) authorizes the agencies to establish safety and soundness standards by regulation or guideline for all insured depository institutions; (2) gives the agencies greater flexibility in prescribing asset quality and earnings standards by eliminating the requirement that agencies establish quantitative standards; and (3) eliminates the requirement that the standards referenced above apply to depository institution holding companies. The agencies have published a final rule and interagency guidelines ("Guidelines"), which were effective August 9, 1995, as well as asset quality and earning standards which were added to the Guidelines effective October 1, 1996.

     Under the Guidelines and final rule of the OTS, if an insured savings institution fails to meet any of the standards promulgated by the Guidelines, then the OTS may require such institution to submit a plan within 30 days (or such different period specified by the OTS) specifying the steps it will take to correct the deficiency. In the event that an institution fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the OTS, the OTS must order the institution to correct the deficiency and may (1) restrict asset growth; (2) require the institution to increase its ratio of tangible equity to assets; (3) restrict the rates of interest that the institution may pay; or (4) take any other action that would better carry out the purpose of prompt corrective action. Citizens believes that it is in compliance with the Guidelines and final rule as adopted.

     LIQUIDITY REQUIREMENTS. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 5%. At December 31, 1996, Citizens' liquidity ratio was 38.4%.

     CAPITAL DISTRIBUTIONS. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings institution to make capital distributions. Generally, the regulation creates a safe harbor for specified levels of capital distributions from institutions meeting at least their minimum capital requirements, so long as such institutions notify the OTS and receive no objection to the distribution from the OTS. Savings institutions and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

     Generally, a savings institution that before and after the proposed distribution meets or exceeds its fully phased-in capital requirements (Tier 1 institutions) may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the institution's tangible, core or risk-based capital ratio exceeds its tangible, core or risk-based capital requirement. Failure to meet minimum capital requirements will result in further restrictions on capital distributions, including possible prohibition without explicit OTS approval. See "- Regulatory Capital Requirements."

     In order to make distributions under these safe harbors, Tier 1 and Tier 2 institutions must submit 30 days written notice to the OTS prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. In addition, a Tier 1 institution deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 institution as a result of such a determination.

     At December 31, 1996, Citizens was a Tier 1 institution for purposes of this regulation.

     On December 5, 1994, the OTS published a notice of proposed rulemaking to amend its capital distribution regulation. Under the proposal, institutions would be permitted to only make capital distributions that would not result in their capital being reduced below the level required to remain "adequately capitalized," as defined above under "-Prompt Corrective Action." Because the Association will be a subsidiary of a holding company, the proposal would require the Association to provide notice to the OTS of its intent to make a capital distribution. The Association does not believe that the proposal will adversely affect its ability to make capital distributions if it is adopted substantially as proposed.

     The Company declared a special return of capital cash distribution of $2.00 per share paid to shareholders of record on June 15, 1996. The special return of capital distribution was paid on June 28, 1996. This special distribution was authorized by a favorable private letter ruling received from the Internal Revenue Service whereby the portion of the distribution which exceeds the amount of the current or accumulated earnings and profits of the Company for 1996, the taxable year of the distribution, is not a dividend, and will reduce the shareholders adjusted basis in the Company. When this calculation was completed at December 31, 1996, it was determined that only 1.054% of the total amount paid to each shareholder in 1996 should be treated as taxable ordinary dividends.

     LOANS TO ONE BORROWER. The permissible amount of loans-to-one borrower now generally follows the national bank standard for all loans made by savings institutions. The national bank standard generally does not permit loans-to-one borrower to exceed the greater of $500,000 or 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. For information about the largest borrowers from Citizens, see "Business - Lending Activities - Real Estate Lending Standards and Underwriting Policies."

     CLASSIFIED ASSETS. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, with the additional characteristic that the weaknesses make collection or liquidation in fun on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.
An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "Special mention" must also be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital up to certain amounts, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved. See "Business - Asset Quality - Classified Assets."

     BRANCHING BY FEDERAL SAVINGS INSTITUTIONS. OTS policy permits interstate branching to the full extent permitted by statute (which is essentially unlimited). Generally, federal law prohibits federal savings institutions from establishing, retaining or operating a branch outside the state in which the federal institution has its home office unless the institution meets the Internal Revenue Service's domestic building and loan test (generally, 60% of a thrift's assets must be housing-related) ("IRS Test"). The IRS Test requirement does not apply if. (i) the branch(es) result(s) from an emergency acquisition of a troubled savings institution (however, if the troubled savings institution is acquired by a bank holding company, does not have its home office in the state of the bank holding company bank subsidiary and does not qualify under the IRS Test, its branching is limited to the branching laws for state chartered banks in the state where the savings institution is located);
(ii) the law of the state where the branch would be located would permit the branch to be established if the federal savings institution were chartered by the state in which its home office is located; or (iii) the branch was operated lawfully as a branch under state law prior to the savings institution's conversion to a federal charter.

     Furthermore, the OTS will evaluate a branching applicant's record of compliance with the Community Reinvestment Act of 1977 ("CRA"). An unsatisfactory CRA record may be the basis for denial of a branching application.

     During 1996, the OTS approved the Association's application to establish a sixth branch office located at 16969 Old Jefferson Hwy, Baton Rouge, La. This full service branch office was opened for business on October 1, 1996 and serves the southeast portion of East Baton Rouge Parish.

     QUALIFIED THRIFT LENDER TEST. All savings institutions are required to meet a QTL test to avoid certain restrictions on their operations. Under
Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings institution can comply with the QTL test by either qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Code") or meeting the second prong of the QTL test set forth in Section 10(m) of the HOLA. A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

     Currently, the prong of the QTL test that is not based on the Code requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Dallas; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At December 31, 1996, the qualified thrift investments of Citizens were approximately 86.5% of its portfolio assets.

     ACCOUNTING REQUIREMENTS. FIRREA required the OTS to establish accounting standards to be applicable to all savings institutions for purposes of complying with regulations, except to the extent otherwise specified in the capital standards. Such standards must incorporate GAAP to the same degree as is prescribed by the federal banking agencies for banks or may be more stringent than such requirements.

     Effective October 2, 1992, the OTS amended a number of its accounting regulations and reporting requirements to adopt the following standards: (i) regulatory reports will incorporate GAAP when GAAP is used by federal banking agencies; (ii) savings institution transactions, financial condition and regulatory capital must be reported and disclosed in accordance with OTS regulatory reporting requirements that will be at least as stringent as for national banks; and (iii) the Director of the OTS may prescribe regulatory reporting requirements more stringent than GAAP whenever the Director determines that such requirements are necessary to ensure the safe and sound reporting and operation of savings institutions.

     Effective February 10, 1992, the OTS adopted a statement of policy ("Statement") set forth in Thrift Bulletin 52 concerning (i) procedures to be used in the selection of a securities dealer, (ii) the need to document and implement prudent policies and strategies for securities, whether held for investment, trading or for sale, and to establish systems and internal controls to ensure that securities activities are consistent with the financial institution's policies and strategies, (iii) securities trading and sales practices that may be unsuitable in connection with securities held in an investment portfolio, (iv) high-risk mortgage securities that are not suitable for investment portfolio holdings for financial institutions, and (v) disproportionately large holdings of long-term, zero-coupon bonds that may constitute an imprudent investment practice. The Statement applies to investment securities, high-yield, corporate debt securities, loans, mortgage-backed securities and derivative securities, and provides guidance concerning the proper classification of and accounting for securities held for investment, sale and trading. Securities held for investment, sale or trading may be differentiated based upon an institution's desire to earn an interest yield (held for investment), to realize a holding gain from assets held for indefinite periods of time (held for sale), or to earn a dealer's spread between the bid and asked prices (held for trading). Depository institution investment portfolios are maintained to provide earnings consistent with the safety factors of quality, maturity, marketability and risk diversification. Securities that are purchased to accomplish these objectives may be reported at their amortized cost only when the depository institution has both the intent and ability to hold the assets for long-term investment purposes. Securities held for investment purposes may be accounted for at amortized cost, securities held for sale are to be accounted for at the lower of cost or market, and securities held for trading are to be accounted for at market. Citizens believes that its investment activities have been and will continue to be conducted in accordance with the requirements of OTS policies and GAAP.

     The Omnibus Reconciliation Act of 1993 added a new Section 475 to the Code, which provides that certain financial institutions must recognize gain or loss annually with regard to any securities held by them as inventory for resale. Gain or loss is not required to be recognized with regard to securities which are intended to be held until their maturity. Because all of the Association's investment securities and mortgage-backed securities are classified as held to maturity, management of the Association believes that
Section 475 of the Code will not have a material impact on the financial statements of the Association.

     In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Pursuant to SFAS No. 125, after a transfer of financial assets, an entity would be required to recognize all financial assets and servicing it controls and liabilities it has incurred and, conversely, would not be required to recognize either financial assets when control has been surrendered or liabilities when extinguished. SFAS No. 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 will be effective with respect to the transfer and servicing of financial assets and the extinguishment of liabilities occurring after December
31, 1996, with earlier application prohibited.   The adoption of this Statement
will be prospective, and the Company anticipates no material adverse effect on its consolidated financial statements.

     FEDERAL HOME LOAN BANK SYSTEM. Citizens is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At December 31, 1996, the Association had no FHLB advances.

     As a member, Citizens is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1996, Citizens owned $380,000 in FHLB stock, which was in compliance with this requirement.

     The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid in the past and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future.

     FEDERAL RESERVE SYSTEM. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of December 31, 1996, no reserves were required to be maintained on the first $4.4 million of transaction accounts, reserves of 3% were required to be maintained against the next $44.9 million of net transaction accounts (with such dollar amounts subject to adjustment by the FRB), and a reserve of 10% (which is subject to adjustment by the FRB to a level between 8% and 14%) against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

                                    TAXATION
FEDERAL TAXATION

     GENERAL. The Company and Citizens are subject to the generally applicable corporate tax provisions of the Code, and Citizens is subject to certain additional provisions of the Code which apply to thrift and other types of financial institutions. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters material to the taxation of the Company and the Association and is not a comprehensive discussion of the tax rules applicable to the Company and Citizens.

     YEAR. The Company and Citizens file a federal income tax return on the basis of a calendar year ending on December 31. For 1995 and 1996, the Company and Citizens have filed or intend to file separate tax returns.

     BAD DEBT RESERVES. Savings institutions, such as Citizens, which meet certain definitional tests primarily relating to their assets and the nature of their businesses, are permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions may, within specified formula limits, be deducted in arriving at the institution's taxable income. For purposes of computing the deductible addition to its bad debt reserve, the institution's loans are separated into "qualifying real property loans" (i.e., generally those loans secured by certain interests in real property) and all other loans("non-qualifying loans"). The deduction with respect to non-qualifying loans must be computed under the experience method as described below. The following formulas may be used to compute the bad debt deduction with respect to qualifying real property loans: (i) actual loss experience, or
(ii) for tax years beginning before 1996, a percentage of taxable income. Reasonable additions to the reserve for losses on non-qualifying loans must be based upon actual loss experience and would reduce the current year's addtion to the reserve for losses on qualifying real property loans, unless that addition is also determined under the experience method. The sum of the additions to each reserve for each year is the institution's annual bad debt deduction.

     Under the experience method, the deductible annual addition to the institution's bad debt reserves is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (a) the amount which bears the same ratio to loans outstanding at the close of the taxable years bear to the sum of the loans outstanding at the close of the six years, or (b) the lower of (I) the balance of the reserve account at the close of the Association's "base year," which was its tax year ended December 31, 1987, or (ii) if the amount of loans outstanding at the close of the taxable year is less than the amount of loans outstanding at the close of the base year, the amount which bears the same ratio to loans outstanding at the close of the taxable year as the balance of the reserve at the close of the base year bears to the amount of loans outstanding at the close of the base year.

     Under the percentage of taxable income method, the bad debt deduction equaled 8% of taxable income determined without regard to that deduction and with certain adjustments. The availability of the percentage of taxable income method permitted a qualifying savings institution to be taxed a lower effective federal income tax rate than that applicable to corporations in general. This resulted generally in an effective federal income tax rate payable by a qualifying savings institution fully able to use the maximum deduction permitted under the percentage of taxable income method, in the absence of other factors affecting taxable income, of 31.3% exclusive of any minimum tax or environmental tax (as compared to 34% for corporations generally). For tax years beginning on or after January 1, 1993, the maximum corporate tax rate payable by a qualifying savings institution fully able to use the maximum deduction to 32.2% for tax years beginning before 1996. Any savings institution at least 60% of whose assets are qualifying assets, as described in the Code, was generally eligible for the full deduction of 8% of taxable income. As of December 31, 1996, 94.4% of the assets of Citizens were "qualifying assets" as defined in the Code.

     Pursuant to legislation effective for tax years beginning after 1995, savings institutions are no longer permitted to make additions to their tax bad debt reserve under the percentage of taxable income method. Such institutions are permitted to use the experience method in lieu of deducting bad debts only as they occur. Such legislation requires the Association to realize increased tax liability over a period of six years, which period begins in 1996 unless suspended as set forth below. Specifically, the legislation requires each savings institution to recapture (i.e., take into income) over a multi-year period the balance of its bad debt reserves in excess of the lesser of (i) the balance of such reserves as of the end of its taxable year ending before 1988 or (ii) an amount that would have been the balance of such reserves had the institution always computed its additions to its reserves using the experience method. The recapture requirement will be suspended for each of two successive taxable years beginning January 1, 1996 in which the Association originates an amount of certain kinds of residential loans which in the aggregate are equal to or greater than the average of the principal amounts of such loans made by the Association during its six taxable years preceding 1996.
 It is anticipated that any recapture of the Association's bad debt reserves accumulated after 1987 will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

     The excess reserves of Citizens will be taken into account ratably over the six-year period beginning with 1996. This change in accounting method and reversal of excess bad debt reserves is adequately provided for in the Company's deferred tax liability.

     At December 31, 1996, the federal income tax reserves of Citizens included $1.0 million for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of Citizens in connection with the conversion of the Association to stock form, the retained earnings of Citizens are substantially restricted.

     DISTRIBUTIONS. If Citizens were to distribute cash or property to its sole stockholder, and the distribution was treated as being from its accumulated bad debt reserves, the distribution would cause Citizens to have additional taxable income. A distribution is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non-qualified distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-qualified distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

     MINIMUM TAX. The Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMU") and is payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. Other items of tax preference that constitute AMU include
(a) tax-exempt interest on newly issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMU (determined without regard to this preference and prior to reduction by net operating losses).

     NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At December 31, 1996, Citizens had no NOL carryforwards for federal income tax purposes.

     CAPITAL GAINS AND CORPORATE DIVIDENDS-RECEIVED DEDUCTION. Corporate net capital gains are taxed at a maximum rate of 34%. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf. However, a corporation may deduct 100% of dividends from a member of the same affiliated group of corporations.

     OTHER MATTERS. Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect Citizens.

     Citizens' federal income tax returns for the tax years ended December 31, 1993 forward are open under the statute of limitations and are subject to review by the IRS.

STATE TAXATION

       The nonbanking subsidiaries of the Association (as well as the Company) are subject to the Louisiana Corporation Income Tax based on their Louisiana taxable income, as well as franchise taxes. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, "Louisiana taxable income" means net income which is earned within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law including a federal income tax deduction and an allowance for net operating losses, if any. In addition, the Association is subject to the Louisiana Shares Tax, which is imposed on the assessed value of its stock. The formula for deriving the assessed value is to calculate 15% of the sum of
(a) 20% of the company's capitalized earnings, plus (b) 80% of the company's taxable stockholders' equity, and to subtract from that figure 50% of the company's real and personal property assessment. Various items may also be subtracted in calculating a company's capitalized earnings. For 1996, the Louisiana Shares Tax expense amounted to $80,000.

ITEM 2. DESCRIPTION OF PROPERTY

     At December 31, 1996, the Company and the Association conducted their business from the Association's main office and five branch offices in Baton Rouge, Louisiana. The table below sets forth the net book value (including furnishings and equipment) and certain other information with respect to the offices and other properties of the Company at December 31, 1996.

                                                                                      Net Book
                                                                                      Value of        Amount of
                 Description/Address                     Leased/Owned                 Property        Deposits
             ----------------------------------------  --------------------     -----------------   -------------
                                                                                  (In Thousands)
                 Main Office:
                     665 Florida Street
                     Baton Rouge, Louisiana 70801           Owned                       $340           $22,756

                 Branch Offices:
                     450 N. Lobdell
                     Baton Rouge, Louisiana 70806           Owned                        559            13,566

                     5505 Highland Road
                     Baton Rouge, Louisiana 70808           Owned                         33             8,667

                     16969 Old Jefferson Hwy
                     Baton Rouge, Louisian 70817            Owned                        536               300

                     5711 Sherwood Forest Blvd.
                     Baton Rouge, Louisiana 70816           Owned                        256            10,196

                     10088 Greenwell Springs Road
                     Baton Rouge, Louisiana 70814           Owned                        152             5,972

                 Land Held for Investment:
                     Lot 104-Round Oak Subdivision          Owned                         90                --
                                                                                          --            ------

                     Total                                                            $1,966          $ 61,457
                                                                                       =====            ======

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the consolidated financial condition and results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information required herein, to the extent applicable, is incorporated by reference from the inside front cover page of the Company's 1996 Annual Report.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The information required herein is incorporated by reference from pages 35 to 45 of the 1996 Annual Report.

ITEM 7. FINANCIAL STATEMENTS

    The information required herein is incorporated by reference from pages 4 to 34 of the 1996 Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The information required herein is incorporated by reference from the definitive proxy statement of the Company for the 1997 Annual Meeting of Stockholders to be filed within 120 days of December 31, 1996. ("Definitive Proxy Statement").

ITEM 10. EXECUTIVE COMPENSATION

    The information required herein is incorporated by reference from the Definitive Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required herein is incorporated by reference from the Definitive Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required herein is incorporated by reference from the Definitive Proxy Statement.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a)   DOCUMENTS FILED AS PART OF THIS REPORT

         (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):


               Report of Independent Auditors
               Consolidated Balance Sheets as of December 31
                 1996 and 1995
               Consolidated Statements of Income for the Years Ended
                 December 31, 1996, 1995 and 1994
               Consolidated Statements of Changes in Stockholders' Equity for
                 the Years Ended December 31, 1996, 1995 and 1994
               Consolidated Statements of Cash Flows for the Years
                 Ended December 31, 1996, 1995 and 1994
               Notes to Consolidated Financial Statements

        (2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission ("SEC") are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

         (3) The following exhibits are filed as part of this Form 10-KSB, and this list includes the Exhibit Index.

                                 Exhibit Index

                                                                                                      Page
                                                                                                      ----
2.1                       Plan of Conversion                                                           *
3.1                       Articles of Incorporation of CitiSave Financial Corporation                  *
3.2                       Bylaws of CitiSave Financial Corporation                                     *
4.1                       Stock Certificate of CitiSave Financial Corporation                         **
10.1                      Employee Stock Ownership Plan                                                *
10.2                      Employment Agreement among CitiSave
                          Financial Corporation, Citizens Savings
                          Association, F.A. and
                          Lee F. Nettles dated July 14, 1995                                          **
13.0                      Portions of the 1996 Annual Report to Stockholders                          E-1
21.0                      Subsidiaries of the Registrant - Reference is made to "Item 2.
                          "Business" for the required information

27.0                      Financial Data Schedule                                                     E-46

--------------

(*) Incorporated herein by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-90546) filed by the Company with the SEC on March 22, 1995, as subsequently amended.

(**) Incorporated herein by reference from the Company's Form 10-KSB for the year ended December 31, 1996.

         (b) REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 1996.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             CITISAVE FINANCIAL CORPORATION

                                      By:  /s/ Lee F. Nettles
                                           ----------------------------------
                                           Lee F. Nettles
                                           Chairman of the Board, President
                                           and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ Lee F. Nettles                                                                  March 18, 1997
--------------------------------------------
Lee F. Nettles
Chairman of the Board, President
and Chief Executive Officer


 /s/ Dr. Ernest D. Bateman, Jr.                                                      March 18, 1997
--------------------------------------------
Dr. Ernest D. Bateman, Jr.
Director


 /s/ S. Pendery Gibbens, Jr.                                                         March 18, 1997
--------------------------------------------
S. Pendery Gibbens, Jr.
Director


 /s/ Dr. Clarence B. Hackett                                                         March 18, 1997
--------------------------------------------
Dr. Clarence B. Hackett
Director

 /s/ Howard L. Harvill                                                       March 18, 1997
----------------------------------
Howard L. Harvill
Director

 /s/ Wayne P. Hirschey                                                       March 18, 1997
----------------------------------
Wayne P. Hirschey
Director

 /s/ Ferd B. Kramer, Jr.                                                     March 18, 1997
----------------------------------
Ferd B. Kramer, Jr.
Director

 /s/ Frank D. McArthur, II                                                   March 18, 1997
----------------------------------
Frank D. McArthur, II
Director

/s/ Charlotte H. Smith                                                       March 18, 1997
----------------------------------
Charlotte H. Smith
Director

 /s/ J. Larry Bellard                                                        March 18, 1997
---------------------------------
J. Larry Bellard
Senior Vice President and Controller
(also chief financial officer)