Form 10QSB
period 1997-03-31
CITISAVE FINANCIAL CORP
filed 1997-05-12
CIK 942790

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  Form 10-QSB


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

-------  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Issuer's telephone number, including area code: (504)383-4102

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days. Yes   X   No
                      ----    ----

Shares of common stock, par value $.01 per share, outstanding as of March 31,
1997: 962,207. Transitional Small Business Disclosure Format: Yes      No X
                                                                 ----    ----

                         CITISAVE FINANCIAL CORPORATION

                                  FORM 10-QSB
                          QUARTER ENDED MARCH 31, 1997


                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

Item 1 - Financial Statements                                                   Page

         Consolidated Statements of Financial Condition at
                 March 31, 1997 and December 31, 1996                             3

         Consolidated Statements of Income For the Three Months
                 Ended March 31, 1997 and 1996                                    4

         Consolidated Statements of Stockholders' Equity for
                 the Three Months Ended March 31, 1997 and 1996                   5

         Consolidated Statements of Cash Flows For the Three Months Ended
                 March 31, 1997 and 1996                                      6 - 7

         Notes to Consolidated Financial Statements                          8 - 11

Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        12 - 17

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                       18

Item 2 - Changes in Securities                                                   18

Item 3 - Defaults Upon Senior Securities                                         18

Item 4 - Submission of Matters to a Vote of Security Holders                     18

Item 5 - Other Information                                                       18

Item 6 - Exhibits and Reports on Form 8-K                                        18

Signatures                                                                       19

                         CITISAVE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996





                                                                                     (UNAUDITED)            (UNAUDITED)
                                                                                       MARCH 31,            DECEMBER 31,
                                                                                        1997                     1996
                                                                                     -----------------------------------
ASSETS:                                                                                           (In Thousands)
Cash and Cash Equivalents                                                             $  1,388                   $ 1,755
Interest-Earning Deposits in Other Institutions                                            209                       664
                                                                                      ----------------------------------
  Total Cash and Cash Equivalents                                                        1,597                     2,419

Federal Funds Sold                                                                       3,550                     2,650
Securities:
  Investment Securities held to maturity                                                19,168                    19,254
         (Market Value $18,933 and $19,229)
  Mortgage-Backed Securities held to maturity                                            2,222                     2,275
         (Market Value $2,229 and $2,293)
  Federal Home Loan Bank Stock                                                             408                       380
                                                                                      ----------------------------------
Total Securities                                                                        21,798                    21,909

Insurance Accounts Receivable                                                                3                        42
Loans Held for Sale                                                                        415                       363
Real Estate Owned                                                                           76                        64

Loans Receivable                                                                        44,982                    45,254
    Less:  Allowance for Loan Losses                                                       (70)                      (61)
                                                                                      ----------------------------------
Total Loans Receivable                                                                  44,912                    45,193
Accrued Interest Receivable                                                                456                       500
Premises and Equipment                                                                   1,946                     1,966
Other Assets                                                                               189                       180
                                                                                      ----------------------------------
Total Assets                                                                          $ 74,942                   $75,286
                                                                                      ==================================

LIABILITIES & STOCKHOLDERS' EQUITY:
Deposits                                                                              $ 61,294                   $61,457
Accounts Payable                                                                            40                       187
Advances from Borrowers for Taxes & Insurance                                              111                        77
Federal Income Taxes:
      Current                                                                               86                        42
      Deferred                                                                             151                       151
Accrued Expenses & Other Liabilities                                                       765                     1,040
                                                                                      ----------------------------------
        Total Liabilities                                                               62,447                    62,954

Minority Interest in Subsidiary                                                            38                         40

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 Par Value; Authorized
     10,000,000 Shares, 964,707 Shares Issued                                              10                         10
  Paid-in Capital in Excess of Par                                                      7,403                      7,376
  Retained Earnings                                                                     6,115                      6,020
  Less:  Unearned ESOP Shares                                                            (561)                      (582)
  Less:  Unearned Compensation-MRP                                                       (475)                      (497)
  Less:  Treasury Shares ( 2,500 shares at cost)                                          (35)                       (35)
                                                                                      ----------------------------------
Total Stockholders' Equity                                                             12,457                     12,292
                                                                                      ----------------------------------
Total Liabilities & Stockholders Equity                                               $74,942                    $75,286
                                                                                      ==================================

The accompanying notes are an integral part of these financial statements.

                         CITISAVE FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

                                  (UNAUDITED)
                                 QUARTER ENDED
                                                                MAR 31,       MAR 31,
                                                                 1997          1996
                                                           -----------------------------------
                                                            In Thousands, Except Per Share Data)
Interest Income:
   Loans                                                           $  949   $  920
    Investment Securities                                             297      309
    Mortgage-Backed Securities                                         37       41
    Other Interest-earning Assets                                      43      127
                                                                   ---------------
        Total Interest Income                                       1,326    1,397
                                                                   ---------------

Interest Expense:
    Deposits                                                          606      642
    Other Interest-bearing Liabilities                                  0        0
                                                                   ---------------
        Total Interest Expense                                        606      642
                                                                   ---------------

         Net Interest Income                                          720      755
    Provision for Loan Losses                                           8        7
                                                                   ---------------

         Net Interest Income After Provision
              for Loan Losses                                         712      748
                                                                   ---------------

Noninterest Income:
   Insurance Agency Commissions                                       189      201
    Rent Income                                                         2        2
    Loan Fees and Service Charges                                      74       80
    Gain on Sales of Loans                                             29       25
    Other                                                               7        6
                                                                   ---------------

        Total Noninterest Income                                      301      314
                                                                   ---------------

Noninterest Expense:
   Compensation and Benefits                                          440      406
   Occupancy and Equipment Expense                                     93       86
   Federal Insurance Premium                                            2       38
   Other                                                              179      164
   Goodwill Amortization                                                0        4
                                                                   ---------------
        Total Noninterest Expense                                     714      698
                                                                   ---------------

   Income Before Provision for Taxes &
        Minority Interest                                             299      364
   Income Tax Expense                                                  95      115
                                                                   ---------------
        Net Income Before Minority Interest                           204      249

Minority Interest in Subsidiary                                        13       14
                                                                   ---------------
        Net Income                                                 $  191   $  235
                                                                   ===============

Per Share:
        Net Income-Note 4                                          $  .19   $  .26
        Dividends-Note 4
                                                                      .10     .075

The accompanying notes are an integral part of these financial statements.

                CITISAVE FINANCIAL CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996



                                                                               (UNAUDITED)          (UNAUDITED)
                                                                                 MAR 31,               MAR 31,
                                                                                  1997                  1996
                                                                             ----------------------------------
                                                                                       (In Thousands)
COMMON STOCK:
    Balance-Beginning of Period                                                 $    10                $    10
    Shares Activity                                                                   0                      0
                                                                                ------------------------------
                                                                                     10                     10
    Balance-End of Period                                                       ==============================

PAID-IN CAPITAL IN EXCESS OF PAR:
    Balance-Beginning of Period                                                 $ 7,376                $ 9,144
                                                                                     27                     10
    ESOP Shares Released for Allocation-Note 2                                  ------------------------------
                                                                                  7,403                  9,154
    Balance-End of Period                                                       ==============================

RETAINED EARNINGS:
    Balance-Beginning of Period                                                 $ 6,020                $ 5,879
    Net Income                                                                      191                    235
    Cash Dividends-Note 4                                                           (96)                   (67)
                                                                                ------------------------------
    Balance-End of Period                                                         6,115                  6,047
                                                                                ==============================

UNEARNED ESOP SHARES:
    Balance-Beginning of Period                                                 $  (582)               $  (733)
    Shares Released for Allocation-Note 2                                            21                     19
                                                                                ------------------------------
    Balance-End of Period                                                          (561)                  (714)
                                                                                ==============================

UNEARNED COMPENSATION-MRP SHARES:
    Balance-Beginning of Period                                                    (497)                     0
    Shares Earned by Participants of MRP-Note 3                                      22                      0
                                                                                ------------------------------
    Balance-End of Period                                                          (475)                     0
                                                                                ==============================

TREASURY STOCK:
    Balance-Beginning of Period (2,500 shares at cost)                              (35)                     0
    Shares Activity                                                                   0                      0
                                                                                ------------------------------
    Balance - End of Period                                                         (35)                     0
                                                                                ==============================
Total Stockholders' Equity                                                      $12,457                $14,497
                                                                                ==============================

The accompanying notes are an integral part of these financial statements.

                 CITISAVE FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                                   (UNAUDITED)              (UNAUDITED)
                                                                                      MAR 31,                  MAR 31,
                                                                                       1997                     1996
                                                                               -----------------------------------------------
                                                                                               (In Thousands)
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                        $   191                     $   235
    Adjustments to Reconcile Net Income
      to Net Cash Provided by (Used in)
      Operating Activities:
            Provision for Loan  Losses                                                     (8)                         (9)
            Provision for Depreciation and Amortization                                    31                          28
            Other                                                                          70                          29
            Increase (Decrease) in Minority Interest, Net                                  (2)                         (1)
            Stock Dividends on Federal Home Loan Bank Stock                                (5)                         (5)
            Loans Originated for Sale                                                  (2,477)                     (2,600)
            Sale of Loans                                                               2,425                       2,058
            Amortization (Accretion) of Securities
                Premiums (Discounts)                                                      (14)                         (9)
       Changes in Assets and Liabilities:
            (Increase) Decrease in Insurance Receivables                                   39                          21
            (Increase) Decrease in Accrued Interest Receivable                             44                          66
            (Increase) Decrease in Other Assets                                           (10)                        (33)
            Increase (Decrease) in Accounts Payable                                         5                         (18)
            Increase (Decrease) in In Taxes Payable                                        44                          87
            Increase (Decrease) in Accrued
                Expenses and Other Liabilities                                           (431)                        248
                                                                                      -----------------------------------

             Net Cash Provided by (Used in) Operating Activities                          (98)                         97
                                                                                      -----------------------------------
    Cash Flows from Investing Activities:
            Purchase of Premises and Equipment                                            (11)                        (94)
            Maturities of Investment Securities                                           100                       8,495
            Purchase of Investment Securities                                               0                      (7,000)
            Maturities of Mortgage-Backed Securities                                       53                         119
            Net (Increase) Decrease in Federal Funds Sold                                (900)                      1,025
            Net (Increase) Decrease in Loans                                              259                      (1,317)
            Net Proceeds from Sales of Foreclosed Real Estate                               0                          58
                                                                                      -----------------------------------

            Net Cash Provided by (Used in) Investing Activities                          (499)                      1,286
                                                                                      -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Dividends                                                                (96)               (67)
      Net Increase (Decrease) in Certificates of Deposit                    (1,067)               (91)
      Net Increase  in Other Deposit Accounts                                  904              1,042
      Net Increase in Advances from Borrowers
         for Taxes and Insurance                                                34                 35
                                                                           --------------------------
      Net Cash Provided by (Used in) Investing Activities                     (225)               919
                                                                           --------------------------

      Increase (Decrease) in Cash and Cash Equivalents                        (822)             2,302
      Cash and Cash Equivalents-Beginning of Period                          2,419              3,936
                                                                           --------------------------

      Cash and Cash Equivalents-End of Period                              $ 1,597             $6,238
                                                                           ==========================

      Supplemental Disclosures of Cash Flow Information
      Cash Payments for:
         Interest Paid to Depositors                                       $   600             $  642
                                                                           ==========================

         Income Taxes                                                           81                 87
                                                                           ==========================

      Supplemental Schedules of Noncash Investing
         and Financing Activities:
              Transfers from Loans to Real Estate
                 Acquired through Foreclosure                                   12                  0
                                                                           ==========================




The accompanying notes are an integral part of these financial statements.

                        CITISAVE FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                                MARCH 31, 1997


NOTE 1 - BASIS OF PRESENTATION
         The accompanying consolidated financial statements for the three-month period ended March 31, 1997 include the accounts of CitiSave Financial Corporation and its wholly owned subsidiary, Citizens Savings Association, F.A. (Association). The Association has been consolidated with its wholly owned subsidiary, 665 Florida Street Corp. 665 Florida Street Corp. has been consolidated with Roberts and Eastland (a Louisiana partnership), of which it owns an 80% interest. Currently, the business and management of CitiSave Financial Corporation is primarily the business and management of the Association. All significant intercompany transactions and balances have been eliminated in the consolidation. The minority interest's share of the net income of Roberts and Eastland has been properly reflected in these financial statements.

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

NOTE 2 - EMPLOYEE STOCK OWNERSHIP PLAN
         The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who have at least one year of service with the Company. The ESOP is accounted for in accordance with AICPA SOP 93-6, "Employers' Accounting for Employee Stock Ownership Plans". The ESOP shares initially were pledged as collateral for its debt. The debt is being repaid based on a ten-year amortization and the shares are being released for allocation to active employees annually over the ten-year period. The shares pledged as collateral are deducted from stockholders' equity as unearned ESOP shares in the accompanying balance sheets.

         As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. Compensation expense of the ESOP was $39,180 for the three months ended March 31, 1997 based on the release of 2,102 shares. As of March 31, 1997, there were 18,990 allocated shares, 2,102 shares had been committed to be released and 56,085 shares were uncommitted and held in suspense by the ESOP.

NOTE 3 - MANAGEMENT RECOGNITION PLAN AND STOCK OPTION PLANS

         A special stockholders' meeting was held on July 23, 1996 for the purpose of approving the following stock benefit plans: (1) 1996 Key Employee Stock Compensation Program; (2) 1996 Directors' Stock Option Plan; and (3) 1996 Management Recognition Plan for Officers. At that meeting, all of the above plans were adopted and approved by the stockholders.

         Stock Option Plans-Under the 1996 Directors' Stock Option Plan, the Company may grant options to its non-employee directors for up to 28,941 shares of common stock. The exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. 26,040 or ninety percent of the options were granted on the date the Plan was approved by the stockholders of the Company, at an exercise price of $13.875 per share. The remaining 2,901 shares are scheduled to be granted after one year on July 23, 1997. The options became exercisable after six months from the grant date. Under the 1996 Key Employee Stock Compensation Program, the Company may grant both incentive and compensatory options to its officers and key employees up to 67,529 shares of common stock. The exercise price of each option equals the market price of the Company's stock on the date of the grant, $13.875; and an option's maximum term is 10 years for incentive options and 10 years and one month for compensatory options. Options are granted and vest at the discretion of the Program Administrators. At March 31, 1997, shares available for grant under the 1996 Directors' Stock Option Plan and the 1996 Key Employee Stock Compensation Program amounted to 2,901 and 6,962, respectively.

         Management Recognition Plan-Under the 1996 Management Recognition Plan instituted by the Company, it may grant awards to its officers and key employees for up to 38,588 shares of common stock. The awards are allocated at the discretion of the Compensation Committee of the Board. Shares vest at the rate of 20% on each annual anniversary date. At March 31, 1997, 32,847 shares were granted and 5,741 shares remain available for grant.

NOTE 4 - DIVIDENDS AND EARNINGS PER SHARE

         During the three-month period ended March 31, 1997, the Company paid dividends of $0.10 per share to shareholders of record on March 17, 1997. The dividends were paid to shareholders on March 31, 1997.

         The Company had a net income of $191,000 or $.19 per share for the three-month period ending March 31, 1997 based on weighted average shares outstanding for the quarter of 990,650 shares. The weighted average shares outstanding calculation was based on the issuance of 964,707 shares less the unreleased ESOP shares held in the collateral account in each period plus the 86,607 directors and employee stock options approved at the July 23, 1996 special stockholders meeting, less Treasury Stock of 2,500 shares purchased on August 1, 1996.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

         The following is a summary of the activity in the allowance for loan losses.

                                                      (UNAUDITED)
                                                  THREE MONTHS ENDED
                                        MAR 31, 1997              MAR 31,1996
                                        ------------              -----------
                                                  (In Thousands)
     Balance at Beginning of Period         $61                       $82
        Provision for Loan Losses             8                         7
        Recovery of Loan Losses               1                        17
        Charged-Off Loans                     0                       (13)
                                            ---                       ---
     Balance at End of Period               $70                       $93
                                            ===                       ===

         The Association had non-performing loans contractually past due 90 days or more totaling approximately $76,000 and $167,000 at March 31, 1997 and 1996, respectively. Impairment of loans having recorded investments of $76,000 at March 31, 1997 has been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. The total allowance for loan losses related to these loans at March 31, 1997 was $10,058. The allowance for loan loss of $70,000 as of March 31, 1997 was .16% of the total loan portfolio and was 92.1% of the non-performing loan balance.

NOTE 6-AGREEMENT AND PLAN OF MERGER

         On March 26, 1997, the Company and the Association entered into an Agreement and Plan of Merger ("Agreement") by and among Deposit Guaranty Corporation ("DGC"), CSF Acquisition Corporation, a Louisiana corporation and wholly owned subsidiary of DGC ("CSF Acquisition"), the Company and the Association, which provides for DGC's acquisition of all the issued and outstanding Common Stock, par value $.01 per share, of the Company. Under the terms of the Agreement, CSF Acquisition shall be merged with and into the Company and the Company shall be the surviving corporation. As a result of the merger, the Company will become a wholly owned subsidiary of DGC.

         Pursuant to the Agreement, upon the effective date of the Merger ("Effective Date"), each share of the Company Common Stock, other than those as to which the Company stockholders properly perfect their dissenters' rights under Louisiana law (if applicable), will be converted into the right to receive from DGC $20.50 in cash (the "Merger Price"). In addition, pursuant to the Agreement, at or immediately prior to the Effective Date, each outstanding option to purchase the Company Common Stock issued by the Company ("CitiSave Option") shall be canceled, and each holder of any such CitiSave Option, whether or not then vested or exercisable, shall be entitled to receive from the Company at the Effective Date for each CitiSave Option an amount determined by multiplying (i) the excess of the Merger Price over the applicable exercise price per share of the stock option by (ii) the number of shares of the Company Common Stock subject to such CitiSave Option, subject to the execution by any such holder of such instruments of cancellation as DGC may reasonably deem appropriate. At or immediately prior to the Effective Date, each outstanding award ("MRP Award") to acquire the Company Common Stock pursuant to the Company's 1996 Management Recognition Plan for Officers shall be canceled to the extent not previously vested, and each holder of any such unvested MRP Award shall be entitled to receive at or immediately prior to the Effective Date for each MRP Award an amount determined by multiplying (i) the Merger Price by (ii) the number of shares of unvested Company Common Stock subject to such MRP Award, subject to the execution by any such holder of such instruments of cancellation as DGC may reasonably deem appropriate.

Consummation of the Merger is subject to the prior receipt of all necessary regulatory or governmental approvals and consents, the necessary approval of stockholders of the Company and certain closing conditions.

                 CITISAVE FINANCIAL CORPORATION AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion compares the consolidated financial condition of CitiSave Financial Corporation and Subsidiary at March 31, 1997 to December 31, 1996 and the results of operations for the three months ended March 31, 1997 with the same period in 1996. Currently, the business and management of CitiSave Financial Corporation is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

CHANGES IN FINANCIAL CONDITION

         Total assets decreased $344,000 or .5% from $75.3 million at December 31, 1996 to $74.9 million at March 31, 1997. The decrease in assets primarily reflected decreases in total cash and cash equivalents and loans receivable offset by an increase infederal funds sold at March 31, 1997.

         Interest-earning deposits in other institutions decreased from $664,000 at December 31, 1996 to $209,000 at March 31, 1997. Federal funds sold increased 33.3% from $2.7 million at December 31, 1996 to $3.6 million at March 31, 1997.

         The securities portfolio decreased from $21.9 million at December 31, 1996 to $21.8 million at March 31, 1997, due to maturities of securities.

         The net loan portfolio decreased $281,000 or .6% from $45.2 million at December 31, 1996 to $44.9 million at March 31, 1997 and loans held for sale increased from $363,000 at December 31, 1996 to $415,000 at March 31, 1997. These changes in mix were primarily due to an increase in loan rates in the Association's market area and normal seasonal patterns.

         Total deposits decreased $163,000 or .3% to $61.3 million at March 31, 1997 from $61.5 million at December 31, 1996.

         Total stockholders' equity increased by $165,000 or 1.3% to $12.5 million at March 31, 1997 compared to $12.3 million at December 31, 1996. The increase was the result of net income of $191,000, release of ESOP shares of $48,000 and $22,000 MRP stock earned, partially offset by the cash dividends of $96,000 on common stock paid to stockholders at March 31, 1997.

REGULATORY CAPITAL

         As of March 31, 1997, the Association meets the criteria for a "well capitalized" institution following the Office of Thrift Institution's three capital requirements. The Association's management believes that under the current regulations, the Association will continue to meet its minimum capital requirements in the foreseeable future.

The table below shows the three different capital requirements and the Association's amount of capital in each category.

         REGULATORY                                 TANGIBLE           CORE            RISK-BASED
         CAPITAL REQUIREMENTS:                       CAPITAL          CAPITAL           CAPITAL
                                                     -------          -------          ----------
                                                                (DOLLARS IN THOUSANDS)
         GAAP Capital                                  $10,803          $10,803         $10,803
         Additional Capital Items:
            General Valuation Allowances                   ---              ---              70
                                                       -------          -------         -------
         Regulatory Capital Computed                    10,803           10,803          10,873

         Minimum Capital Requirement                     1,109            2,218           2,724
                                                       -------          -------         -------
         Regulatory Capital Excess                     $ 9,694          $ 8,585         $ 8,149
                                                       =======          =======         =======

         Regulatory Capital as a Percentage              14.61%           14.61%          31.93%
         Minimum Capital Required as a Percentage         1.50%            3.00%           8.00%
                                                       -------          -------         -------
         Regulatory Capital as a
            Percentage in Excess
               of Requirements                           13.11%           11.61%          23.93%
                                                       =======          =======         =======





LIQUIDITY
         The Association is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings institution maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. At March 31, 1997, the Association's regulatory liquidity was 38.5% or $20.3 million in excess of the minimum OTS requirement of 5%.

RESULTS OF OPERATIONS
         The Company reported net income of $191,000 or $.19 per share for the three months ended March 31, 1997, compared to net income of $235,000 or $.26 per share during the three month period ended March 31, 1996. The decrease in first quarter earnings for 1997 compared to 1996 was the result of a 4.6% decrease in net interest income. This decrease was due primarily to a decrease in average net interest earning assets of $2.4 million from 1996 to 1997. Contributing to this decrease was the payment of a special cash distribution totaling $1.9 million or $2 per share to shareholders on June 28, 1996.

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

         Net interest income for the three months ending March 31, 1997 decreased $35,000 or 4.6% to $720,000 as compared to $755,000 for the three months ended March 31, 1996. This decline was due to a decrease of $71,000 in interest income offset by a $36,000 decrease in interest expense. The decrease in interest income was the result of a $4.8 million or 6.4% decrease in the average balance of interest-earning assets offset by an increase in the average yield of those assets from 7.42% to 7.52%. The decrease in interest expense was due to a decrease of $2.4 million or 4.1% in the average balance of interest-bearing liabilities and a decrease in the average cost of those liabilities from 4.27% to 4.20%.

         Average interest rate spread is the average yield of interest-earning assets minus the average cost of interest-bearing liabilities. The Association's average interest rate spread for the three months ended March 31, 1997 was 3.32% compared to 3.15% for the same period in 1996. Net interest margin represents net interest income as a percent of average interest-earning assets. Net interest margin was 4.09% for the three months ended March 31, 1997 as compared to 4.01% for the three months ended March 31, 1996.

         The table of Average Balance Sheets and Interest Rate Analysis for the three months period ended March 31, 1997 and 1996 on page 15 and the corresponding table of Rate/Volume Analysis on page 16 detail the effects the changes in average balances and the changes in interest rates had on net interest income during the respective periods.

                        CITISAVE FINANCIAL CORPORATION
              AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                                                                   (UNAUDITED)
                                                                        THREE MONTHS ENDED MAR 31, 1997
                                                                        -------------------------------
                                                                                                AVERAGE
                                                                       AVERAGE                   YIELD/
                                                                       BALANCE       INTEREST     RATE
                                                                       --------------------------------
                                                                             (Dollars In Thousands)

INTEREST-EARNING ASSETS:
     Loans                                                             $   45,340     $    949     8.37 %
       Investment Securities                                               19,621          297     6.08
       Mortgage-Backed Securities                                           2,248           37     6.58
       Other Interest-Earning Assets                                        3,344           43     5.14
                                                                           ------        -----     ----
            Total Interest-Earning Assets                                  70,553        1,326     7.52
Noninterest-Earning Assets                                                  3,940
                                                                           ------
            Total Assets                                               $   74,493
                                                                           ======
Interest-Bearing Liabilities:
       Passbook, NOW and Money Market Accounts                         $   18,198           94     2.07
       Certificates of Deposit                                             39,529          512     5.18
                                                                           ------        -----     ----
            Total Interest-Bearing Liabilities                             57,727          606     4.20
Noninterest-Bearing Liabilities                                             4,361
                                                                           ------
            Total Liabilities                                              62,088

Stockholders' Equity                                                       12,405
                                                                           ------
       Total Liabilities and Stockholders' Equity                      $   74,493
                                                                           ======

Net Interest-Earning Assets                                            $   12,826
                                                                           ======

Net Interest Income; Average Interest Rate Spread                                     $    720     3.32 %
                                                                                      ========     ====

Net Interest Margin                                                                                4.09 %
                                                                                                   ====
Average Interest-Earning Assets to
      Average Interest-Bearing Liabilities                                                       122.22 %
                                                                                                 ======






                                                                                          (UNAUDITED)
                                                                                THREE MONTHS ENDED MAR 31, 1996
                                                                                ---------------------------------
                                                                                                          AVERAGE
                                                                               AVERAGE                     YIELD/
                                                                               BALANCE        INTEREST      RATE
                                                                               ----------------------------------
                                                                                       (Dollars In Thousands)

INTEREST-EARNING ASSETS:
     Loans                                                                      $   42,487      $  920        8.66 %
     Investment Securities                                                          19,934         309        6.20
     Mortgage-Backed Securities                                                      2,517          41        6.52
     Other Interest-Earning Assets                                                  10,439         127        4.90
                                                                                    ------       -----        ----
            Total Interest-Earning Assets                                           75,377       1,397        7.42
            Noninterest-Earning Assets                                               3,184
                                                                                    ------
            Total Assets                                                        $   78,561
                                                                                    ======
Interest-Bearing Liabilities:
       Passbook, NOW and Money Market Accounts                                  $   18,156          96        2.12
       Certificates of Deposit                                                      42,013         546        5.20
                                                                                    ------       -----        ----
            Total Interest-Bearing Liabilities                                      60,169         642        4.27
Noninterest-Bearing Liabilities                                                      3,985
                                                                                    ------
            Total Liabilities                                                       64,154

Stockholders' Equity                                                                14,407
                                                                                    ------
            Total Liabilities and Stockholders' Equity                           $  78,561
                                                                                    ======

Net Interest-Earning Assets                                                      $  15,208
                                                                                 =========

Net Interest Income; Average Interest Rate Spread                                               $  755        3.15 %
                                                                                                ======        ====

Net Interest Margin                                                                                           4.01 %
                                                                                                              ====
Average Interest-Earning Assets to
      Average Interest-Bearing Liabilities                                                                  125.28 %
                                                                                                            ======


                         CITISAVE FINANCIAL CORPORATION
                              RATE/VOLUME ANALYSIS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 VS. MARCH 31, 1996
                                  (UNAUDITED)


                                                   ---------------------------------------------------
                                                            INCREASE (DECREASE)              TOTAL
                                                                DUE TO                     INCREASE

                                                   --------------------------------
                                                       RATE          VOLUME               (DECREASE)

                                                   ---------------------------------------------------
                                                                      (In Thousands)
INTEREST-EARNING ASSETS:
  Loans                                           $    (31)          $      60            $      29
  Investment Securities                                 (6)                 (6)                 (12)
  Mortgage-Backed Securities                             0                  (4)                  (4)
  Other Interest-Earning Assets                          6                 (90)                 (84)
                                                  ----------------------------------------------------
                                                       (31)                (40)                 (71)
                                                  ----------------------------------------------------

INTEREST-BEARING LIABILITIES:
  Passbook, NOW & Money
         Market Accounts                               (2)                   0                   (2)
  Certificates of Deposit                              (2)                 (32)                 (34)
                                                  ----------------------------------------------------

Total Interest-Bearing Liabilities                     (4)                 (32)                 (36)
                                                  ----------------------------------------------------

Increase (Decrease) in Net Interest Income            (27)                  (8)                 (35)
                                                  ====================================================

PROVISION FOR LOAN LOSSES
         The provision for loan losses increased $1,000 for the three months ended March 31, 1997 compared to the same period in 1996. The Association recorded a provision for loan losses in the amount of $8,000 for the three months ended March 31, 1997, compared to $7,000 for the three months ended March 31, 1996. The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's quarterly evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. The allowance for loan loss was $70,000 at March 31, 1997 or .16% of the total loan portfolio. The allowance for loan loss as a percentage of non-performing loans at March 31, 1997 was 92.1%.

NON INTEREST INCOME
         Non interest income decreased by $13,000 or 4.1% to $301,000 for the three months ended March 31, 1997 compared to $314,000 for the same three month period in 1996.

NON INTEREST EXPENSE
         Non interest expense increased $16,000 to $714,000 for the three months ended March 31, 1997 compared to $698,000 for the same period in 1996. The 2.3% increase in 1997 is due to an increase of $34,000 in compensation and benefits expense, an increase of $15,000 in other non interest expenses such as professional fees, data processing, La. Shares Tax, printing and postage, and an increase of $7,000 in building occupancy expense, which increases were partially offset by a decrease of $36,000 in the federal insurance premiums for FDIC SAIF coverage. The Association opened its sixth full service branch on October 1, 1996 which contributed to the increase in these expense categories.

INCOME TAX EXPENSE
         Income tax expense for the quarter ended March 31, 1997 decreased by $20,000 to $95,000 as compared to $115,000 for the same quarter in 1996. This decrease reflects the decrease in income before income taxes during the first quarter of 1997.

                         CITISAVE FINANCIAL CORPORATION
                                  FORM 10-QSB

                          QUARTER ENDED MARCH 31, 1997

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:
               There are no matters required to be reported under this item.

Item 2 - Changes in Securities:
               There are no matters required to be reported under this item.

Item 3 - Defaults Upon Senior Securities:
               There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders:
               There are no matters required to be reported under this item.

Item 5 - Other Information:
               There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K:
               a) Exhibits:
                  The following exhibit is filed herewith:

                       Exhibit No.               Description
                       -----------               -----------
                           27.1                  Financial Data Schedule

               b) Reports:
                  A Form 8-K current report was filed by the Registrant on April 7, 1997 under Item 5. Other Events to report the execution of an Agreement and Plan of Merger with Deposit Guaranty Corp on March 26, 1997. No financial statements were required to be filed with the Form 8-K.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CITISAVE FINANCIAL CORPORATION
                                          Registrant



Date:   May 7, 1997                       /s/ LEE F. NETTLES
     -----------------                    ----------------------
                                          Lee F. Nettles
                                          Chairman of the Board,
                                          President and Chief Executive Officer


Date:   May 7, 1997                       /s/ J. LARRY BELLARD
     -----------------                    ----------------------
                                          J. Larry Bellard
                                          Sr. Vice-President and Controller